Form 10-K
period 2009-06-30
Smart Kids Group Inc.
filed 2009-10-13
CIK 1414295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-153294

SMART KIDS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

515 Old Santa Fe Trail PMB 435
Santa Fe, NM 87505
 (Address of principal executive offices)

Issuer’s telephone number:	(780) 222-6257
Issuer’s facsimile number:	N/A

9768-170 Street, Suite 542
Edmonton, Alberta T5T5L4
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of the last business day of the Issuer’s most recently completed fiscal quarter ending September 30, 2009, while the Issuer’s common stock is quoted on the OTC Bulletin Board, no trading market has yet been developed or sustained, and therefore, there is currently no market for the Issuer’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 13, 2009, there were 125,644,500shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage corporation incorporated in the State of Florida on February 11, 2003. From inception, we have not generated any revenues, and from inception to June 30, 2009, we have incurred a net loss of $1,088,743. As of June 30, 2009, we have $78 in cash on hand to fund our operations. In their report included in their audit for fiscal year ended June 30, 2009, our auditors expressed substantial doubt as to our ability to continue as a going concern.

We maintain no ownership with respect to the sublicensed intellectual property pursuant to this Agreement. Under the Sublicense Agreement (which is described more fully below), we sublicense characters, copyrights, trademarks and internet domain names related to Be Alert Bert and other characters to promote educational and entertaining media products (which include videos, music and books utilizing ‘Be Alert Bert’ characters) to children between the ages of six to twelve and which promote safety, health and fitness. The ‘Be Alert Bert’ characters and related media are targeted to entertain and educate children ranging from the ages six through twelve years old with a particular focus on children’s personal safety and related issues. Our products are sometimes referred to in this report as “EDUtainment products.” EDUtainment is a genre of children’s products that serve to educate as well as entertain children.

The following is a short list of our sublicensed characters, described in greater detail throughout this report:

1.	Be Alert Bert, a Bee (Main Character)
2.	Freddie the Firefly, a Firefly
3.	Be Aware Clare, a Bee
4.	Uncle Buzz, a Bee
5.	Betty Blue, a Butterfly
6.	Daisy, a Flower
7.	Otis Notice, an owl

Pursuant to our sublicense as discussed below, we sublicense the “Be Alert Bert” television series that is copyrighted and owned by Richard Shergold, and exclusively sublicensed, through SKIH, to our Company. The series consist of 31 episodes featuring “Bert the Bee” and music, and these episodes are available in both English and Spanish. Our Company intends to generate revenue from this series through licensing contracts to TV stations and sales to the public via e-commerce sales from our upcoming “Live at the Hive” website discussed below. There are currently no residual revenues being generated by this television series because the licensing fees were paid up front on a one-time, flat-fee basis, and the contract term is still active. Upon expiration of the existing terms pursuant to our outstanding licensing agreements with TV stations, we will attempt to renegotiate renewal agreements upon similar terms. License renewal negotiations are currently underway. The Company anticipates that any renewed licenses will be for a one-time fee. The Company does not yet know what such renewal fees will be and will depend on various factors, including competition and licensees’ economic budgets. Furthermore, there is no guarantee that the Company will be able to negotiate any renewal, and if such renewals are attained, there are no guarantees that such renewals will be on favorable terms to the Company.  In addition to negotiating for licensing fees with TV stations for the TV series, our Company also plans to exchange (barter) placement of our Be Alive Bert TV series with networks and local stations that do not choose to license the Be Alert Bert TV Series for a fee, in exchange for commercial air time in which we will run ads to attract visitors to our website. Richard Shergold has extensive experience with the barter process which is a common practice in the TV industry. The Company’s commercials, yet to be developed (currently planned at 4), will be produced from existing Be Alert Bert TV series footage. They will be developed and edited by Richard Shergold. The commercials will then be provided to our future sales team to use in their licensing sales meetings with TV stations/outlets.

We plan to use children-oriented characters and products as a common theme to develop our main children’s website, “Live at the Hive” (www.liveatthehive.com), which we intend to launch in the First Quarter of 2010 contingent upon our ability to obtain sufficient financing. We anticipate obtaining such financing through the sales of our equity securities, however no offerings of our securities have been planned to date. The Company will charge an annual membership fee (after a 30 day trial period) which will provide customers with access to some of our content, and we intend to offer for sale our current line of videos, music, books and other Intellectual Property content that we sublicense, as well as new content and merchandise we intend to develop and own. The website membership fee is anticipated to be $19.99 per family/per year. Revenue from this source is intended to provide short term operating funds for the company. We anticipate that we will require approximately $2 million to complete, launch and properly market this website for the website to reach its anticipated potential. Obstacles to successful revenue generation which may prevent us from achieving our goals include lack of sufficient funding to build the planned website, general lack of discretionary spending by parents due to global economic difficulties and rejection of the benefits of the site by the target demographic.

All “Live at the Hive” website features and functions represented in this report are planned and not developed. The Company has completed the plans by documenting our functional requirements for the site in a typewritten list and reviewed them with two potential website development companies for them to assess efficacy. The site has been planned with functional requirements completed by our management team in preparation for development and launch, which is contingent upon financing. It is the Company’s intention to obtain the necessary financing for completing and launching the “Live at the Hive” website through the sale of equity securities in the near future. Functional requirements include identification and documentation of key site technology components. Similar to an architect’s plans for constructing buildings, functional requirements are the components desired in the construction of a website. Management has considered what capabilities they plan to implement in the website (e.g. downloading videos or sending an e-mail) and have incorporated their decisions into a plan which was communicated to a website developer in the form of “key site technology components”.  Representative components are:

•	Access and Security requirements
o	Including child usage tracking and parental reporting
o
Access prevention to block Denial of Service attacks which are malicious actions taken by hackers sending a high volume of messages to your website that overwhelm your website’s capacity, thereby preventing access by anyone legitimately trying to use the website. We plan to utilize software technology that only allows registered (legitimate) users to access the site

o	Mobile access
o	Etc.
•	Data base requirements
o	Includes multiple databases for communications and control
o
Data mining which is designing a database of users to facilitate access to sort the information by category (e.g. all registered users from Kansas). The resultant answer has been selected (‘mined’) from the total database.

o	Data base management
o	Etc.
•	E-Commerce requirements
o	Multi-currency
o	Inventory management/tracking
o	Distribution

After discussing our planned functional requirements, these website development companies agree that our desired functionality and statement of requirements can be accomplished with existing website development tools. The Company will not develop the website internally, but will contract with an outside vendor to build the website. The Company has not entered into an agreement with a website development company to complete the website at this time.

The growth and development of our business will require a significant amount of additional working capital. We currently have limited to zero financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it will have an extreme dilutive effect on our existing stockholders. Upon the obtainment of additional funds, we also plan to develop a character based children’s TV series for release in 2010 entitled “The Adventures of Bert and Claire”. We anticipate that we will require approximately $9 million to complete and launch and market this new TV Series.

Organizational History

We were incorporated under the laws of the State of Florida on February 11, 2003. Since our inception, we have developed and licensed children’s EDUtainment products through a variety of media including television, video, retail, direct marketing, and the Internet.

Executive Offices and Telephone Number

Our principal executive offices are located at 515 Old Santa Fe Trail PMB 435, Santa Fe, NM 87505, and our telephone number is (780) 222-6257.

Office Rent

We share office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, we share office space at the residence of the President and Chief Executive Officer of the Company in Santé Fe, New Mexico at no cost. We currently have no need to purchase or rent commercial office space.

For the years ended June 30, 2009 and 2008, the rent expense was zero.

Intellectual Property

As of this report, we own no Intellectual Property (“IP”) but instead sublicense children oriented characters and products from Smart Kids International Holdings, Inc. (SKIH) pursuant to an exclusive sublicense, dated June 20, 2005 (the “Sublicense Agreement”). SKIH licenses such intellectual property assets directly from Mr. Shergold, our Chief Development Officer and Chairman, the owner of all the intellectual property. Mr. Shergold is sole stockholder of SKIH and the Chief Development Officer and majority stockholder of our Company. Our Company, Smart Kids Group, Inc., maintains no ownership over the intellectual property, and merely licenses the IP from SKIH and Mr. Shergold.

The term of the Sublicense Agreement is 25 years, commencing on June 20, 2005. We also have the option during the initial term of the Agreement to extend the Sublicense Agreement in perpetuity. The royalty fee of the Sublicense Agreement is $5,000 per month during the initial and extended terms of the Sublicense Agreement. SKIH has the right to terminate, if not otherwise cured within 45 days after notice, the Sublicense Agreement in the event we become insolvent, file bankruptcy proceedings either voluntary or involuntary, abandon the sublicense, assign the sublicense without SKIH’s written consent, failure to observe or perform any of our obligations under the Sublicense Agreement, or if there is a change of control of our Company. Upon the expiration or termination of the Sublicense Agreement, we have the right to sell any licensed products on hand as of the expiration date or termination of the Sublicense Agreement subject to the payment of royalties to SKIH, if applicable.

The Sublicense is exclusive to our Company and enables us to use the trademarks, domain names and copyrights, concepts and characters in connection with the manufacture, distribution, sale, global advertisement, and otherwise ability to profit from the products relating to such IP. Our sublicense also permits our Company to create new stories and products from the existing characters and intellectual property which we sublicense from SKIH, and permits our Company to license and otherwise profit from those newly created stories and products. All newly created stories and products generated from the existing SKIH IP shall be owned by our Company, Smart Kids Group, Inc., without any additional payment owed to SKIH aside from the sublicensing fee of $5,000. The sublicensing fee that our Company pays to SKIH for use of all intellectual property is $5,000 per month, in accordance with the Sublicense Agreement.

All products and intellectual property developed by the Company will remain the property of the Company, with no alteration to the existing annual sublicense fee of $5,000 per month paid to Mr. Shergold.

Currently Sublicensed Intellectual Property:

We currently sublicense the following from SKIH pursuant to the Sublicense Agreement discussed above. All copyrighted and trademarked items are owned by Richard Shergold, our Chief Development Officer and Chairman, and are registered with the United States Copyright Office and United States Patent and Trademark Office in the United States and in similar governing agencies in Canada. Domain names are registered with ICANN which is the International registrar and are owned by Mr. Shergold and sublicensed to us through SKIH.

Copyrighted Characters:

o	Be Alert Bert, a Bee (Main Character)
o	Freddie the Firefly, a Firefly
o	Be Aware Clare, a Bee
o	Uncle Buzz, a Bee

o	Betty Blue, a Butterfly
o	Daisy, a Flower
o	Otis Notice, an owl

Copyrighted Television Series:

The “Be Alert Bert” television series is copyrighted and owned by Richard Shergold, and sublicensed, through SKIH, to our Company exclusively. The series consist of 31 episodes featuring “Bert the Bee” and music, and these episodes are available in both English and Spanish. Our Company intends to generate revenue from these series through licensed sales to TV stations and sales to the public via e-commerce sales from our upcoming Live at the Hive website. There are currently no revenues being generated by this television series because the licensing revenue was paid up front and the contract term is still active. License renewals are expected to begin in mid-2009. Furthermore, there is no guarantee that the Company will be able to negotiate any renewal, and if such renewals are attained, there are no guarantees that such renewals will be on favorable terms to the Company.

1.	Be Alert Bert
2.	I’m Lost – What to Do When You Get Lost
3.	Bee People Smart
4.	Bee Thankful – A Special Episode
5.	BaBee – Babysitting Safety
6.	A Doggone Day – Animal Safety
7.	Watered Down – Bathtub/Shower Safety
8.	Fire, Fire – Fire Safety
9.	A Toy Bee – Putting Toys Away
10.	A Bee Thankful Day – The Pilot
11.	A Bee Stranger Day
12.	Don’t Bee Afraid – A Light Out Safety
13.	Bee Healthy Day –Dr.’s eating, etc.
14.	Bee Degrees – Hot Weather Safety
15.	Owl Through the Nite – Night Safety
16.	Hai-Ya! – Self Defense
17.	That’s Knife — Using Knives
18.	I’ve Got the Vapors – Toxic!
19.	A Bee Cycle Built for Two – Bike Safety
20.	A Bee Tempted Day – Peer Pressure
21.	An Electrical Buzz – Electrical Safety
22.	Scout Us Out – Camping Safety
23.	X Marks the Spot – Safety Signs
24.	Play it Safe – Playground Safety
25.	Safety Can Be Fun – Roller Blading, etc.
26.	A Bee Aware Day – Poison Safety
27.	Bee Cool Day – Cold Weather Safety
28.	Listen Up – Not Listening to Your Parents
29.	Beefoot in the Park – Footwear Safety
30.	The Adventures of Be Alert Bert & Be Aware Clare – Episodes
31.	The Healing Hand

Copyrighted Be Alert Bert’s Theme Songs:

1.	Episode 1 – The Shiver Song & The Turning Blue Blues
2.	Episode 2 – Be People Smart
3.	Episode 3 – Betty’s Lament
4.	Episode 4 – The Bathroom Scare
5.	Episode 5 – I Can Dance
6.	Episode 6 – Fire Fire
7.	Episode 7 – Poison!
8.	Episode 8 – Wear the Gear
9.	Episode 9 – Play It Safe

10.	Episode 10 – X-Flies Theme Song & The Signs Are Out There
11.	Episode 11 – Babee Brother
12.	Episode 12 – The Camping Song
13.	Episode 13 – Naming the Dog
14.	Episode 14 – Be Alert Bert Old Theme
15.	Episode 15 – E-Electricity
16.	Episode 16 – Peer Pressure
17.	Episode 17 – Protection
18.	Episode 18 – What You Can’t See
19.	Episode 19 – That’s Knife
20.	Episode 20 – Bee Hive Kung –Fu Fighter
21.	Episode 21 – Owl On the Prowl
22.	Episode 22 – I’m Proud of Bee-School
23.	Episode 23 – Health
24.	Episode 24 – When The Lights Go Out
25.	Episode 25 – Beefoot in the Park
26.	Episode 26 – Listen Up

Copyrighted Be Alert Bert CD Theme Songs:

1.	Protection
2.	Fire, Fire
3.	Look Both Ways
4.	Safety
5.	Password

Character Based Merchandise:

All character images used in pictures, merchandise, etc., are used to produce merchandise under the sublicense with the Company. The merchandise assets have been developed and manufactured and are owned by the Company and intended to be available for sale once planned e-commerce capability is operational. The Be Alert Bert TV series and the associated characters were developed several years ago by our Chief Development Officer and Founder, Mr. Shergold. At that time, he completed development and commenced production of the following Character Based Merchandise:

o	Bert the Bee Dolls
o	Bert the Bee Watches
o	Bert the Bee Storybooks
o	Logoed Nightlights
o	Logoed Bike Helmets
o	Logoed Back Packs
o	Logoed Lunch Boxes
o	Logoed Medical Kits

The Company plans to bid out new production in the first quarter of 2010 to provide sufficient inventory to satisfy our planned e-commerce demand. The bid out process will be to solicit competitive bids for manufacture and delivery of the current list of character based merchandise from 3-5 potential manufacturing vendors. The Company will then consider the bids and select a vendor based on elements such as business record, product quality, price and delivery speed. There are no existing contracts for production of additional inventory or new merchandise at this time, and no manufacturers have been identified to date.

Other Licensed Intellectual Property:

•	31 Song Titles

•	6 CD Titles

•	21 Internet Domain Names (these reserved website domains are not developed and we have no current or anticipated future uses for the domains)

A complete list of our sublicense Song Titles, CD Titles and Internet Domain Names are listed in the “Description of Our Business” section in this Report.

We intend to register any additional characters and products in the United States and Canada and any such copyrights and trademarks covering such characters and products will be owned by us and not included in the Sublicense Agreement with SKIH.

Trademarked Material:

1.	Be Alert Bert
2.	Be Aware Clare & Design

Internet Domain Names planned for use:

1.	Smartkidsgroup.com – in use as the corporate website
2.	Liveatthehive.com – planned for development as the kids community site

Registered Internet Domain Names for potential future use: (None of these domain names are currently developed, in use or projected for any particular use).

We currently have 21 other domain names directly relating to our Intellectual Property reserved for future use and expansion of our web services. These domain names expire at various dates in 2010 and one in 2011.

Registered Intellectual Property

All copyrighted items owned by Mr. Shergold are registered in the United States and with similar governing agencies in Canada.

Mr. Shergold owns and has Trademarked Be Alert Bert™ with the United States Patent and Trademark Office.

Mr. Shergold owns and has Trademarked Be Aware Clare™ with the Canadian Patent and Trademark Office.

Quality Control

The Company will have complete control and approval of any and all content it delivers to the public and particularly on its website. The Company plans to assemble a Board of Advisors from related content fields (such as teachers, counselors and parents) and as well as staff professionals from appropriate disciplines. The Company plans to initially invite a group of six (two teachers of 6-12 year olds; two parents of 6-12 year olds and two school counselors of 6-12 year olds) to serve on the Board of Advisors on a voluntary basis for no compensation other than a set of DVD’s produced from the Be Alert Bert TV series. The initial Board of Advisors will be requested to advise the Company on their recommended composition of a permanent Advisory Board and the specific skill sets the company should consider when hiring permanent professional staff. We anticipate that we will be required to compensate the permanent Advisory Board, however no such compensation arrangements have been planned to date. It is intended that such advisors will be compensated in the form of cash, equity, equity options, or some mix of the aforementioned. As mentioned however, no such plans have been formalized by the Company. Our Board of Directors will hold a meeting to discuss this Advisory Board’s compensation immediately prior to the permanent Advisory Board’s formation in the future.

The Company has no specific plans in place regarding the types of professional skills it will acquire for staff at this time and will utilize the advice proffered by the initial Advisory Board to make those decisions. Our quality control process is predicated on a policy that requires all content to be reviewed and approved first by our staff, and finally to be reviewed and approved by Richard Shergold, our Chief Development Officer.

To date, no such Board of Advisors has been assembled by the Company. We anticipate that our quality control procedures will be in full effect to coincide with the launching of our website to ensure that all displayed content is age appropriate and safe for children’s viewing.

Strategic Business Plan

Generating Revenue and Financing Plans for the Short-Term

In the short term, the Company plans to generate revenues and operating capital with three initiatives:

•	The sale of equity securities in the near future.
•
The licensing/re-licensing of the existing Be Alert Bert TV series to stations in North America that would prefer to pay versus barter for commercial time. The expected revenue from this initiative will not be significant.

•	Receipt of annual Live at the Hive website membership fees ($19.99 per family). The expected revenue from this initiative will not be significant in the first several months of operation.

We intend to conduct financing and raise operating capital for our intended plans of operations through the sales and issuances of our common stock. While no definitive arrangements have been made with respect to such financing, we intend to conduct a series of private offerings to accredited investors only (as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933) either through our officers or directors, or through the help of one or more placement agents. To date, no such placements agents have been identified, nor have any financing sources.

Obtaining short term operating capital through sales of our equity securities is vital for us to continue as a going concern. Should we fail in our efforts to attract investment in our Company, we will not be able to execute our business plan, and our operations will fail. Current obstacles we face to our financing plans include, but are not limited to, the current global economic crises and declining market for investment in the United States, the highly competitive market in which we operate, the lack of popularity and brand awareness of our products, the fact that we have never generated revenues and our products are not market tested, the large amount of debt we have incurred since inception, and the fact that our auditors have issued a going concern opinion in our last audited financial statements and we anticipate that they will be issuing a going concern opinion in our upcoming audited financial statements. These factors, along with many others (See Risk Factors section) will render it completely difficult for us to attain financing in the near future.

Assuming sufficient capital funding as described above, the Company’s operational plans are based on a planned two stage growth strategy:

•	Phase 1 – Renew and Increase Licenses for the Existing Be Alert Bert TV Series by the year ended June 30, 2009
o
The Be Alert Bert TV series was created in 1991 by SKIH and is included in the Company’s sublicense with SKIH and is currently broadcasted on eleven stations in South America and Europe. SHIH owns the copyrights and the Company owns the TV series assets, The Company however is not currently receiving any revenue for such broadcastings as the revenue from the existing licensing was paid at the time of initial contracting on a one-time basis. This practice is standard in the industry and the Company does not foresee changes to this payment practice.

o
All existing licenses are due for renewal in 2009 and the Company has contacted the current licensees and has received verbal commitment that the licenses will be renewed. No renewals are currently contracted.

	o	The Company intends to sell new Licenses initially throughout America and South America. However, no actions have taken place to date.
	o	While the Company plans to receive licensing revenue for such future broadcasts, such licensing is not anticipated to generate a substantial amount of revenue for the Company.
	o	The primary purpose of the Phase 1 licensing activities is to develop brand awareness and drive viewers to the Company’s community website for kids.
o
This licensing effort is an ongoing sales process by independent contractors with an estimated cost of $10,000 per month cost. It will begin at funding and continue for an initial projected timeframe of two years.

The Company has engaged independent contractors for the above licensing effort at an estimated cost of $10,000 per month. It will begin at funding and continue for an initial projected timeframe of two years.

•	Phase 2 – Develop and Launch ‘Live at the Hive,” a Community website for Kids
o
All “Live at the Hive” website features and functions represented in this filing are planned and not developed. The Company has completed the plans by documenting our functional requirements for the site in a typewritten list and reviewed them with two potential website development companies for them to assess efficacy. The site has been planned with functional requirements completed by our management team in preparation for development and launch, which is contingent upon financing. It is our intention to obtain the necessary financing for completing and launching the “Live at the Hive” website through the sale of equity securities in the near future. Functional requirements include identification and documentation of key site technology components. Similar to an architect’s plans for constructing buildings, functional requirements are the components desired in the construction of a website

o
“Live at the Hive” is planned to be a 3D animated membership website based on Bert the Bee and other characters and is planned to be the Company’s primary revenue producer. Please note that all website features and functions discussed in this section with respect to “Live at the Hive” are planned and have not been developed. Although in perpetual development, once launched, the “Live at the Hive” membership website is anticipated to generate sign-up revenue immediately upon release. The rate of membership sign-ups may also be slow in the first months because of the optional 30 day trial period and the time it could take for our Internet marketing initiatives to take effect. We believe that the primary catalyst for website visits and memberships will be the “re-release” of our TV series Be Alert Bert at the completion of Phase 1. While we anticipate that we will gain website membership revenues upon the website’s launch, we face many obstacles for attaining revenues, included but not limited to the fact that our marketing initiatives are not in place, and we have relatively no brand recognition to date.

o	The membership fee is anticipated to be $19.99 per family/per year. Revenue from this source will provide short term operating funds for the company.
o	The site is planned to contain the following major features:
▪
Planned as a ‘hive’, that members will ‘buzz through’, the site is planned to have separate hive sections dedicated to health, safety, education and fitness that we intend to be sponsored by corporations. For example, we will attempt to locate sponsorships for the fitness section by a sporting equipment manufacturer or retailer. Currently, the Company has no contracts or agreements with any corporate sponsor, nor have any sponsors been contacted in these respects.

▪
Sponsoring corporations will pay an annual fee for the branding rights to their sections. This fee structure is currently under development and we anticipate such fees will be subject to negotiation. The company will have complete control and approval of any and all content on its site. Sponsoring corporations are anticipated to pay an annual fee for the branding rights to their sections. Branding rights will include a sponsor identification banner (e.g. “This section of the website is sponsored by XXXX”) which will appear at the top right corner of the display as long as the visitor is within the sponsor’s area of the site. This is similar to major corporations sponsoring athletic stadiums; they will benefit by association with a company dedicated to helping kids. All site content will be Company produced. There will be no ‘sponsor developed’ content and only their name/logo will appear on their sponsored section. The sponsor will review and approve company content that is displayed in their sponsored section; for example if a major retailer such as Target sponsored the safety section of the site, the content would be several TV shows showcasing safety such as: ‘Don’t get in a Car with a Stranger, etc. No Target products or commercials would be displayed.

▪
The Company plans to assemble a Board of Advisors from related content fields (such as teachers, counselors and parents) and as well as staff professionals from appropriate disciplines to review and approve all content planned by sponsors for the site. Our quality control process is predicated on a policy that requires all content to be reviewed and approved first by our staff, and finally to be reviewed and approved by Richard Shergold, our Chief Development Officer. To date, no such Board of Advisors has been assembled by the Company. We anticipate that our quality control procedures will be in full effect to coincide with the sponsorships we host on the website to ensure that all displayed content is age appropriate and safe for children’s viewing.

▪ “Live at the Hive” is planned to have sections for members to visit for character based games, video clips and other Edutainment content.
▪
The site is planned to have a secure social networking component, such as offered by Face Book for its members; however it is planned to have strict parental control features including monthly reporting to parents of site activity.

▪
E-commerce functionality is planned on the site to facilitate purchase of digital media and character based merchandise. The Company currently has five songs, thirty-one Spanish videos and thirty-one English videos that it plans to sell via digital download to members. Mr. Shergold is and will be the source of all music and video content. The amount of revenue projected to be gained from e-commerce sales from our Live at the Hive website is not planned to be significant until 3Q 2010. Our Company’s management has made assumptions, based upon their years of collective experience that brand recognition and membership levels will not be sufficient to support significant merchandise sales from our website until 3Q10. This is just an approximation. The Company will begin to offer some character based merchandise for sale in 1Q2010, and the Company will develop and produce additional merchandise items in 1Q10 to prepare for offering what will become its full line of character based merchandise to be launched in 3Q10.

All “Live at the Hive” website features and functions represented in this filing are planned and not developed. The Company has completed the plans by documenting our functional requirements for the site and reviewed them with two potential website development companies for them to assess efficacy. These website development companies agree that our desired functionality and statement of requirements can be accomplished with our existing website development tools.

SUMMARY OF PRODUCT DEVELOPMENT
(Fiscal Year Ends June 30th)

For over three years we have developed and refined our business plan through internal meetings and external discussions with consultants and representative vendors. We have made numerous preliminary, but non-contractual vendor contacts in all areas of its business to ensure rapid deployment of its operational strategy upon effectiveness of our Report; because execution of the plan is dependent on raising sufficient capital for successful implementation. We plan to raise capital primarily through the public equity markets,

The Company has also interviewed potential staff, but has made no hiring offers. We have considered potential office locations, but have made no contractual offers. We have interviewed representative vendors in the manufacturing, franchising, web development, TV series production and have made no contractual agreements and in addition have made other similar contacts with marketing and sales resources for potential future use. Company operations are essentially frozen until effectiveness of our Report; is granted and the funding process begins.

The following is described against a timeline that is not date specific:

The Company’s specific steps to become operational and generate revenues are as follows (all times are completion times from anticipated effectiveness of our Report):

Step	Time*	Cost	Funding Source
Attain effectiveness of our Report;	3 months	$50-75,000	Richard Shergold
Initialize operations	1 month	$100.000	Equity Funding
Update TV series	1 month	$50,000	Equity Funding
Produce commercials	1 month	$25,000	Equity Funding
Launch initial kids website	2 months	$500,000	Equity Funding
Renew/Sell new TV licenses	2-6 months	$60,000	Equity Funding
Receive membership revenue	4 months	$0.00	Membership sales
Receive licensing revenue	4 months	$0.00	License sales
Cash flow positive	5 months	$0.00	N/A	Cash flow positive
Develop 2nd TV series	18 months	$9,000,000	Equity Funding	Cash flow positive
Build out Kids website	4 months	$500,000	Equity Funding	Cash flow positive
Operational growth	6 months	$1,500,000	Equity Funding	Cash flow positive
Ongoing stable operations	12 months	$0.00	N/A	Cash flow positive
Manufacture Character Merchandise	6-12 months	$1,000,000	Equity Funding	Cash flow positive
Franchise Kiosks	24 Months	$300,000 estimated	Operations Funded	Cash flow positive
Franchise Stores	36 Months	$500,000 estimated	Operations Funded	Cash flow positive
* All projected times in this table are subject to change.

Produce Commercials

We plan to exchange (barter) placement of our Be Alive Bert TV series with networks and local stations that do not choose to license the Be Alert Bert TV Series; for commercial time in which we will run ads to attract visitors to our website. Richard Shergold has extensive experience with the barter process because it is a common practice in the TV industry. The Company’s commercials (currently planned at 4) will be produced from existing Be Alert Bert TV series footage. They will be developed and edited by Richard Shergold. The commercials will then be provided to our future sales team to use in their licensing sales meetings with TV stations/outlets.

Character based Merchandise

The Company plans to bid out new production in 1Q10 to provide sufficient inventory to satisfy our planned e-commerce demand. The bid out process will be to solicit competitive bids for manufacture and delivery of the current list of character based merchandise from 3-5 potential manufacturing vendors. The company will then consider the bids and select a vendor based on elements such as business record, product quality, price and delivery speed. There are no existing contracts for production of additional inventory or new merchandise at this time, and no manufacturers have been identified to date. This initial character based merchandise is for e-commerce sale from our Live at the Hive website.

Kiosks and Stores (Strategic Plans for 2011 and 2012)

The Company does have strategic plans (forecasted for 2011) to be implemented after appropriate (management believes 24 months will be appropriate) time has elapsed from the Live at the Hive website launch for the market to have sufficient brand recognition of Bert the Bee family of characters; to franchise mall based kiosks to sell character based merchandise in a direct retail manner. In addition, the Company has strategic plans (forecasted for 2012) to franchise retail stores to sell character based merchandise in a direct retail manner. Existing character based merchandise exists in small amounts as noted, and potential new character based merchandise has been planned, but no contracts for additional manufacture have been made to date. Implementation of these strategies will require contracting for additional character based merchandise inventory.

Launch Initial kids Website/Build out Kids Website

Live at the Hive is our community website and it will be launched within 2 months of funding. The company has plans to add additional features to the site, over time, to enhance the freshness and value of the site. We look at this as site improvement which will be an ongoing process. It is our plan to start the addition (Build out) of additional features to the site four months after funding. The Build Out process will continue indefinitely as new technology becomes available and our members request new features.

Corporate Sponsorship

Our Company’s plan to attain sponsorships from major corporate entities is through contact and discussions by our management. There will be no employees (other than the executive team) or independent contractors involved in sales to corporate sponsors. We believe that our core strategy in this respect is to pitch our products’ central theme to potential sponsors, which provides appeal by allowing them to support a cause aimed to improve the health, education and safety of our children. We believe that many corporations will want to be associated with our Company’s general mission.

Sponsoring corporations will pay an annual fee for the branding rights to their sections. This fee structure is currently under development and we anticipate such fees will be subject to negotiation. The Company will have complete control and approval of any and all content on its site. Sponsoring corporations are anticipated to pay an annual fee for the branding rights to their sections. Branding rights will include a sponsor identification banner (e.g. “This section of the website is sponsored by XXXX”) which will appear at the top right-corner of the display as long as the visitor is within the sponsor’s area of the site. This is similar to major corporations sponsoring athletic stadiums; they will benefit by association with a company dedicated to helping kids. All site content will be Company produced. There will be no ‘sponsor developed’ content and only their name/logo will appear on their sponsored section. The sponsor will review and approve company content that is displayed in their sponsored section; for example if a major retailer such as Target sponsored the safety section of the site, the content would be several TV shows showcasing safety such as: ‘Don’t get in a Car with a Stranger, etc. No Target products or commercials would be displayed.

Profitability

We do not expect to become profitable for a minimum of 12-24 months from the date of this report. Our management is of the opinion that we immediately require $12 million dollars, as noted in the chart above, to carry out our business plan and operational strategies, and even if we obtain such financing, there is still no assurance that we will become profitable. As of the date of this report, we have not identified any sources for financing.

Status of any publicly announced new Product or Service

No new product has recently been publicly announced.

Competitive business conditions, the Issuer's competitive position in the industry, and methods of competition

There are also many independent product development firms with which the Company competes. Many of these companies have substantially greater resources than the Company and represent properties which have been commercially successful for longer periods than the Properties represented by the Company. The Company believes it would be relatively easy for a potential competitor to enter its market in light of the relatively small investment required to commence operations as a merchandising agent.

Sources and Availability of raw materials and the names of principal suppliers

Our products do not require the consumption of raw materials.

Dependence on one or a few customers

We plan to market our products through distribution networks that aim to reach a vast internet and TV audience nationwide. We do not anticipate that we will depend on one or few customers.

Seasonality

We do not believe the television series is seasonal. However, we do believe that in the future when we begin merchandise sales it will increase during the holiday season when gifts are traditionally given to children.

Government Approval

There are currently no regulations governing our products or services.

Employees

Aside from the Officers and Directors as described in this report, the Company currently does not have any other employees.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

Risks Relating To Our Company

We are a development stage company and have history of losses since our inception. If we cannot reverse our losses, we will have to discontinue operations.

At June 30, 2009, we had $78.00 cash on-hand and an accumulated deficit of $1,088,743 and our auditors have expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Currently there is no active market for our common stock.

Our common stock is currently quoted on the OTC Bulletin Board and Pink Sheets under the symbol “SKGP.” While we are a ’34 Act Reporting Company and while our common stock is currently quoted on the OTC Bulletin Board, there is currently no active trading market for the shares. There can be no assurance that any trading market will ever develop or be maintained on the OTC Bulletin Board or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very stagnant, volatile, and there may be numerous factors beyond our control that may have a significant adverse effect on the market and you might not be able to sell your stock.

We do not expect to generate cash flow from operations for the foreseeable future. We will need to raise capital in the future by selling more common stock and if we are able to do so, your ownership of the Company’s common stock will be diluted.

We do not expect to generate cash flow from operations for the foreseeable future. Consequently, we will be required to raise additional capital by selling additional shares of common stock. There can be no assurance that we will be able to do so but if we are successful in doing so, your ownership of the Company’s common stock will be diluted which might depress the market price of our common stock, if a market ever develops.

Our history of losses is expected to continue and we will need to obtain additional capital financing in the future.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the distribution of our planned products. As of the date of this report, we cannot provide an estimate of the amount of time it will take to become profitable, if ever; however, we do not believe we will become profitable within the next 24 months.

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $12 million over a two year period. Management anticipates that the $12 million will go towards fulfillment of existing liabilities, regulatory compliance, product marketing, the production and development of existing and new product lines including our new animated TV series, our plans for character-based merchandising, and the development and launching of our plans to franchise kiosks and retail outlets. The Company anticipates obtaining the required funding through equity investment in the company. Commencing immediately, the Company will begin to contact institutional investors and other similar sources to obtain financing. As of the date of this report, no such contacts have been made, nor have any agreements for financing been entered into by the Company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

We expect our operating expenses to increase and may affect profit margins and the market value of our common stock.

Upon obtaining additional capital, we expect to significantly increase our operating expenses to expand our marketing operations, and increase our level of capital expenditures to further develop and maintain our proprietary software systems. Such increases in operating expense levels and capital expenditures may adversely affect operating results and profit margins which may significantly affect the market value of common stock. There can be no assurance that we will, one day, achieve profitability or generate sufficient profits from operations in the future.

Our issuance of additional common shares resulted in immediate dilution to our stockholders

As of the date of this report, the Company has raised $239,600 from the stock subscription agreement dated September 1, 2007 wherein 2,396,000 shares of common stock, have been issued as of August 6, 2009. Of the $239,600, 1,050,000 ($105,000) shares were issued on December 27, 2007, and 1,346,000 ($134,600) shares were issued on August 6, 2009.

With regards to the 2,396,000 shares of common stock issued, there were no written stock subscription agreements executed by such investors at the time of investment. The investors were all prior investors in the predecessor Company, Bert Holdings, and they were close personal friends of Mr. Richard Shergold, the Company’s founder. Because of the nature of their relationship with Mr. Shergold, a verbal agreement was reached for their cash investments in SKGP. The investors of the $239,600 have all subsequently executed stock subscription agreements related to their respective investments.

Upon the issuance of all of the common stock required to be issued to the investors of the $239,600, the existing shareholders of the Company experienced dilution by approximately 2,396,000 shares. These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Current economic conditions may prevent us from generating revenue or continuing as a Going Concern.

Generally, consumer purchases of entertainment and educational items are discretionary and may be particularly affected by adverse trends in the general economy. Our ability to generate or sustain revenues is dependent on a number of factors relating to discretionary consumer spending. These include economic conditions and consumer perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers' disposable income and income available for discretionary expenditure, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where the our Company operates.

The United States is currently experiencing a major economic downturn, the extent and duration of which cannot be currently predicted, and includes a record low levels of consumer confidence due, in part, to job losses. Due to these factors, consumers are not expected to purchase non-essential goods, including our products. If the current economic conditions do not improve, we may not achieve or be able to maintain profitability which may negatively affect the liquidity and market price of our common stock.

Also due to the economic downturn in the United States, credit and private financing is becoming difficult to obtain at reasonable rates, if at all. Until we achieve profitability at sufficient levels, if at all, we will be required to obtain loans and/or private financings to develop and sustain our operations. If we are unable to achieve such capital infusions on reasonable terms, if at all, our operations may be negatively affected.

The changing entertainment preferences of consumers could adversely affect our business.

Our business and operating results depend upon the appeal of our products, product concepts and programming to consumers. Consumer entertainment preferences, as well as industry trends and demands are continuously changing and are difficult to predict as they vary over time. In addition, as entertainment properties often have short life cycles, there can be no assurances that:

(i)	our current products, product concepts or programming will ever be popular for any significant period of time;

(ii)	new or existing products, product concepts or programming we represent or produce will achieve and or sustain popularity in the marketplace;

(iii)
a product’s life cycle will be sufficient to permit us to recover revenues in excess of the costs of advance payments, guarantees, development, marketing, royalties and other costs relating to such product; or

(iv)	we will successfully anticipate, identify and react to consumer preferences.

Our failure to accomplish any of these events could result in reduced overall revenues, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the volatility of consumer preferences could cause our revenues and net income to vary significantly between comparable periods.

We operate in a highly competitive marketplace.

The marketplace for children’s entertainment and educational products is extremely competitive, relatively saturated, and dominated by larger well know and seasoned companies. There is no guarantee that we can favorably compete with such competitors. Our principal competitors are media companies with consumer products/merchandise licensing divisions, toy companies, other licensing companies, and numerous individuals who act as merchandising agents. There are also many independent product development firms with which we compete. Many of these companies have substantially greater resources than we do and represent properties which have been proven commercially successful. We believe that it would be relatively easy for a potential competitor to enter into this market in light of the relatively small investment required to commence operations as a merchandising agent.

There can be no assurance that the Company will be able to enhance its products or services, or develop other products or services.

To date, we have had no revenues. At June 30, 2009, we had $78.00 cash on-hand and an accumulated deficit of $1,088,743, and there is substantial doubt as to our ability to continue as a going concern. If we are unable to achieve profitability in the future, recruit sufficient personnel or raise money in the future, our ability to develop its products and services or other products and services would be adversely affected. Our inability to develop our products and services or develop new products or services, in view of rapidly changing technology, changing customer demands and competitive pressures, would have a material adverse affect upon its business, operating results and financial condition.

Rapid technological advances could render our existing proprietary technologies obsolete.

The Internet and online commerce industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render our existing Web site and proprietary technology obsolete. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of other proprietary technology entails significant technical and business risk. There can be no assurance that we will be successful in developing and using new technologies or adapt our proprietary technology and systems to meet emerging industry standards and customer requirements. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if our new products and electronic commerce services do not achieve market acceptance, our business, prospects, results of operations and financial condition would be materially adversely affected.

Internet commerce security threats could pose a risk to our online sales and overall financial performance.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We and our partners rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography or other developments will not result in a compromise or breach of the algorithms used by us and our partners to protect consumer’s transaction data. If any such compromise of security were to occur, it could have a materially adverse effect on our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of online services generally, especially as a means of conducting commercial transactions. To the extent that our activities, our partners or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will not prevent security breaches or that failure to prevent such security breaches will not have a materially adverse effect on our business, prospects, financial condition and results of operations.

Risk of Capacity Constraints; Reliance on Internally Developed Systems; System Development Risks.

A key element of our strategy is to generate a high volume of traffic on, and use of, our services across our network infrastructure and systems. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues depend on the number of visitors who sign up for our services. Any systems interruptions that result in the unavailability of our software systems or network infrastructure, or reduced order placements would reduce the volume of sign ups and the attractiveness of our product and service offerings. We may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. We will use a combination of industry supplied software and internally developed software and systems for our search engine, distribution network, and substantially all aspects of transaction processing, including order management, cash and credit card processing, and accounting and financial systems. Any substantial disruptions or delays in any of our systems would have a materially adverse effect on our business, prospects, financial condition and results of operations.

There are risks associated with our domain names.

We currently hold various Web domain names relating to our brand. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all of the countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could have a materially adverse effect on our business, prospects, financial condition and results of operations.

Storage of personal information about our customers could pose a security threat.

We have a non-disclosure policy displayed on our Web sites. Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user’s consent. This policy is accessible to users of our services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and other states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they chose to investigate our privacy practices.

We face possible liability for information displayed on our web sites.

We may be subjected to claims for defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web site and across our distribution network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites and distribution network through links to other Web sites. Our insurance may not adequately protect us against these types of claims.

We are highly dependent on our executive officers, Richard Shergold and Paul Andrew Ruppanner. The loss of either of them would have a material adverse affect on our business and prospects.

We currently have only two executive officers, Richard Shergold and Paul Andrew Ruppanner. Richard Shergold serves as our Chief Development Officer and Chairman of the Board of Directors, and Paul Andrew Ruppanner serves as our President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer and Director. The loss of either executive officer could have a material adverse effect on our business and prospects.

There exists uncertainty with regards to our ability to protect our vital Sublicensed Intellectual Property.

Our prospects for success may depend, in part, on our ability to obtain commercially valuable patents, trademarks and copyrights to protect Mr. Shergold’s intellectual property, which we sublicense directly from SKIH. Legal standards relating to the validity and scope of patent claims are still evolving. As a result, patent, trademark and copyright positions may be uncertain and will involve complex legal and factual questions. Therefore, the degree of future protection for our technologies or potential products is uncertain. There are numerous costs, risks and uncertainties that the Company faces with respect to obtaining and maintaining patents and other proprietary rights. The Company may not be able to obtain meaningful patent protection for its future developments. To date, neither the Company nor Mr. Shergold have any pending patent or trademark applications with the U.S. Patent and Trademark Office or any agency with regard to the above-referenced intellectual property assets.

In connection with the issued or trademarks, there can be no assurance that such trademarks will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any r trademarks sublicensed to the Company or, if instituted, that such challenges will not be successful. To date, there have been no interruptions in our business as the result of any claim of infringement. However, no assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights belonging to others. The cost of litigation to uphold the validity of a trademark and prevent infringement can be very substantial and may prove to be beyond our financial means even if the Company could otherwise prevail in such litigation. Furthermore, there can be no assurance that others will not independently develop similar designs or technologies, duplicate our designs and technologies or design around aspects of our technology, or that the designs and technologies will not be found to infringe on the patents, trademarks or other rights owned by third parties. The effects of any such assertions could include requiring the Company to alter existing trademarks or products, withdraw existing products, including the products delaying or preventing the introduction of products or forcing the Company to pay damages if the products have been introduced.

Intellectual Property litigation may be necessary and an unfavorable outcome could hurt the company.

We may become party to patent litigation or proceedings at the U.S. Patent and Trademark Office or at a foreign patent office to determine whether it can market its future products without infringing patent rights of others. Interference proceedings in the U.S. Patent Office or opposition proceedings in a foreign patent office may be necessary to establish which party was the first to design such intellectual property. The cost of any patent litigation or similar proceeding could be substantial and may absorb significant management time and effort. If an infringement suit against us is resolved unfavorably, we may be enjoined from manufacturing or selling certain of its products or services without a license from an adverse third party. We may not be able to obtain such a license on commercially acceptable terms, or at all.

There are risks associated with Trade Secret Protection.

We intend to rely on trade secret protection for certain of its confidential and proprietary information and processes. We currently protect some information and procedures as trade secrets. It protects its trade secrets through recognized practices, including access control, confidentiality agreements with employees, consultants, collaborators, and customers, and other security measures. These confidentiality agreements may be breached, however, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

We might face obstacles regarding our Product Development and Marketing.

Development of any product based on our processes and designs will be subject to the high risks of failure inherent in the development or successful commercialization of new products. These risks include the possibility that any such products, will be found to be ineffective, will fail to receive and maintain necessary regulatory approvals, will be difficult or impossible to deploy on a larger scale, will be uneconomical to market, will fail to be developed prior to the successful marketing of similar products by competitors, or will be found to infringe on proprietary rights of third parties.

If we engage in acquisitions, we may experience significant costs and difficulty assimilating the operations or personnel of the acquired companies, which could threaten our future growth.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders. To date, the Company is not in any discussions to make acquisitions with any party.

Because our officers and directors are indemnified against certain losses, we may be exposed to costs associated with litigation.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional non-reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We will incur costs now upon becoming a public company and these additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will be required to review our financial statements on a quarterly basis and annually audit our books and records for the fiscal year and report thereon. Moreover, our legal counsel will be retained to review and assist in the preparation of such reports. The costs charged by these professionals for such services and other incidental charges cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and would have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs would be an expense to our operations and could have a negative effect on our ability to meet our overhead requirements and earn a profit.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 200, we are required to include in this annual report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2009 (See Item 9AT) and our independent registered public accounting firm will be required to report on our management’s report commencing with the fiscal year ended June 30, 2010. We will incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Additional Risks Relating to Our Common Stock

Our executive officers are in a position to substantially control matters requiring a stockholder vote.

As of the date of this Report, our executive officers beneficially owned an aggregate of approximately 82.64% of our outstanding common stock. As a result, if they vote together, they may have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

Once traded, if ever, our common stock will subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

Office Rent

The Company shares office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company shares office space at the residence of the President and Chief Executive Officer of the Company in Santé Fe, New Mexico at no cost.

For the years ended June 30, 2009 and 2008, the rent expense was zero.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is currently quoted on the OTC Bulletin Board and Pink Sheets under the symbol “SKGP.” While we are a ’34 Act Reporting Company and while our common stock is currently quoted on the OTC Bulletin Board, there is currently no active trading market for the shares. There can be no assurance that any trading market will ever develop or be maintained on the OTC Bulletin Board or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very stagnant, volatile, and there may be numerous factors beyond our control that may have a significant adverse effect on the market and you might not be able to sell your stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

 These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our Stock Subscriptions

As of the date of this annual report, the Company has raised $239,600 from the stock subscription agreement dated September 1, 2007 wherein 2,396,000 shares of common stock have been issued as of August 6, 2009. Of the $239,600, 1,050,000 ($105,000) shares were issued on December 27, 2007, and 1,346,000 ($134,600) shares were issued on August 6, 2009.

With regards to the 2,396,000 shares of common stock issued, there were no written stock subscription agreements executed by such investors at the time of investment. The investors were all prior investors in the predecessor Company, Bert Holdings, and they were close personal friends of Mr. Richard Shergold, the Company’s founder. Because of the nature of their relationship with Mr. Shergold, a verbal agreement was reached for their cash investments in SKGP. The investors of the $239,600 have all subsequently executed stock subscription agreements related to their respective investments.

These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Holders of Our Common Stock

As of the date of this annual report, we have 104 holders of record of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 400,000,000 shares of common stock, par value $0.0001 per share, or Common Stock and no shares of preferred stock. As of the date hereof, 125,644,500shares of our common stock are issued and outstanding, and there are approximately 104 holders of record of our Common Stock.

Common Stock

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation does not provide for cumulative voting in the election of directors.

The holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. Our Board periodically will reevaluate this dividend policy taking into account our operating results, capital needs, and the terms of our existing financing arrangements and other factors.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Recent Sales of Unregistered Securities

On March 8, 2005, the Company issued an aggregate of 15,000 shares of common stock to Sean Slipchuk for services rendered. Mr. Slipchuk rendered services related to website design, website development and maintenance. In aggregate, Mr. Slipchuk billed the Company $1,500 for these services, and agreed to accept stock in lieu of cash payment at a price of $0.10 per share. These shares were issued without registration under the Securities Act of 1933, as amended, under the exemption afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering.

 On July 11, 2006, the Company issued an aggregate of 250,000 shares of common stock to Reich Bros. in consideration for services rendered as a business advisor. These shares were rendered in accordance with the Agreement between the Company and Reich Brothers dated June 8, 2006. These shares were issued without registration under the Securities Act of 1933, as amended, under the exemption afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering.

On December 15, 2007, the Company issued an aggregate of 200,000 shares of common stock to Nimbus Development Corp. for services rendered. Nimbus development rendered business consulting services relating advisement of the Company becoming publicly traded and reporting with the SEC. Nimbus Development billed the Company $20,000 for these services, and agreed to accept stock in lieu of cash payment at a price of $0.10 per share. These shares were issued without registration under the Securities Act of 1933, as amended, under the exemption afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering.

As of the date of this report, the Company has raised $239,600 from the stock subscription agreement dated September 1, 2007 wherein 2,396,000 shares of common stock have been issued as of August 6, 2009. Of the $239,600, 1,050,000 ($105,000) shares were issued on December 27, 2007, and 1,346,000 ($134,600) shares were issued on August 6, 2009.

With regards to the 2,396,000 shares of common stock issued, there were no written stock subscription agreements executed by such investors at the time of investment. The investors were all prior investors in the predecessor Company, Bert Holdings, and they were close personal friends of Mr. Richard Shergold, the Company’s founder. Because of the nature of their relationship with Mr. Shergold, a verbal agreement was reached for their cash investments in SKGP. The investors of the $239,600 have all subsequently executed stock subscription agreements related to their respective investments.

These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Issuance of SKGP Common Stock to the former shareholders of Be Alert Bert Holdings, Inc.

In connection with the dissolution of Be Alert Bert Holdings, Inc. (“Bert Holdings”) in 2003, in 2005, we issued shares of SKGP common stock to the former shareholders of Bert Holdings. To date, approximately 2,615,000 shares of Common Stock have been issued in aggregate. Bert Holdings was in no way affiliated with our Company. Our Company’s founder, Mr. Shergold, was the former President and CEO of Bert Holdings. Bert Holdings filed for bankruptcy and was dissolved in 2003. Upon its dissolution, Mr. Shergold transferred all of his intellectual property to Smart Kids International Holdings, Inc.

While under no legal obligation to do so, Mr. Shergold issued shares of SKGP to the former shareholders of Bert Holdings who had invested in Bert Holdings and subsequently lost their respective investments upon that Company’s bankruptcy and dissolution. This issuance of SKGP stock was not compelled by any legal action or legal requirement. Mr. Shergold issued the shares to the respective recipients in an amount as determined in his sole discretion, not based upon the recipient’s former interest in Bert Holdings.

The Company issued these securities for past consideration under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents. As discussed above, to date approximately 2,615,000 shares of Common Stock have been issued in aggregate for past consideration. The recipients of SKGP common stock were investors and former shareholders of Bert Holdings who invested sums of money at the time of the formation of Bert Holdings which led to the subsequent development of Mr. Shergold’s Intellectual Property. While not compelled and under no legal requirement to do so, Mr. Shergold, in good faith, issued these shareholders their respective shares of common stock in SKGP in light of their initial investments in Bert Holdings.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “SKGP” in this report collectively refers to the Company.

Business Overview

Our Company (throughout this report referred to as “the Company,” “Smart Kids Group” or “SKGP”) is a development stage children’s health, fitness, education and safety company, intends to develop and produce character-based media and merchandise products as well as merchandise geared to appeal to children ages 6-12. Character based media products are referred to in this report as “EDUtainment products.”

We plan to use children oriented characters and products that we license as a common theme of recognition to develop a children’s website, “Live at the Hive” (www.liveatthehive.com), which is intended to be launched in the First Quarter of 2010 contingent upon our ability to obtain sufficient financing. Through this membership website, we intend to offer for sale, videos, music, books and other Intellectual Property content that we sublicense from an affiliate entity, as well as new content and merchandise we will develop and own. We anticipate that we will require approximately $2 million to complete and launch and market this website. While no arrangements have been made, we intend to obtain the necessary financing for this project through the sale of equity securities in the near future. We also plan to develop a character based children’s TV series for release in 2010. We anticipate that we will require approximately $9 million to complete and launch and market this new TV Series.

A detailed description of our business and strategic business plan is more fully described in the section entitled “Our Business” section of this Report. Investors are encouraged to read such section as well as consider the risk factors in this report.

Going Concern

At June 30, 2009, we had $78.00 cash on-hand and an accumulated deficit of $1,088,743, and as noted throughout this report and our financial statements and note thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Evolving Industry Standards; Rapid Technological Changes

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity financing and credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. To date, the Company is not in any discussions to make acquisitions with any party.

Results of Operations for the fiscal year ended June 30, 2009 compared to June 30, 2008

Revenues. We did not have any revenue for the fiscal years ended June 30, 2009 and 2008.

Assets. At June 30, 2009, we had $78.00 cash on-hand. Our total assets were $835,172 compared to $807,878 at June 30, 2008. This increase was primarily due to increased capitalization of software development costs to $824,200 at June 30, 2009 from $787,771 at June 30, 2008, in accordance with Statement of Position #98 issued by the American Institute of Certified Public Accountants in March 1998.

Liabilities. Our total liabilities were $1,718,882 at June 30, 2009 compared to $1,112,108 at June 30, 2008. This increase was primarily due to an increase in accounts payable and accrued expenses from $141,710 at June 30, 2008 to $333,039 at June 30, 2009 due to the accrual of amounts due under the Company’s employment agreements.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($883,710) at June 30, 2009 compared to ($304,231) at June 30, 2008.

Net Loss. We had a net loss of ($579,479) for the fiscal year ended June 30, 2009 compared to ($269,118) for the fiscal year ended June 30, 2008. This increase was primarily due to an increase in the amount of incurred legal and accounting fees.

 Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses increased from $267,290 for the fiscal year ended June 30, 2008 to $579,252 for the fiscal year ended June 30, 2009. This increase was primarily due to an increase in legal and professional fees from $135,520 to $195,908 in connection with costs incurred for the preparation and filing of the Report on Form S-1 of which this Report is a part, as well as an increase in salaries and wages from $110,000 to $308,400.

Accounts Payable and Accrued Expenses

As of June 30, 2009 and 2008, the Company incurred $333,039 and $141,710 respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Due to Related Parties

As of June 30, 2009 and 2008, the Company incurred $1,251,243 and $835,798 respectively, which consists of unreimbursed operating expenses incurred by Richard Shergold, our Chief Development Officer, Chairman and majority shareholder. The advances do not bear interest or any specific repayment terms.

Stock Subscriptions

As of the date of this report, the Company has raised $239,600 from the stock subscription agreement dated September 1, 2007 wherein 2,396,000 shares of common stock have been issued as of August 6, 2009. Of the $239,600, 1,050,000 ($105,000) shares were issued on December 27, 2007, and 1,346,000 ($134,600) shares were issued on August 6, 2009.

With regards to the 2,396,000 shares of common stock issued, there were no written stock subscription agreements executed by such investors at the time of investment. The investors were all prior investors in the predecessor Company, Bert Holdings, and they were close personal friends of Mr. Richard Shergold, the Company’s founder. Because of the nature of their relationship with Mr. Shergold, a verbal agreement was reached for their cash investments in SKGP. The investors of the $239,600 have all subsequently executed stock subscription agreements related to their respective investments.

These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Liquidity and Capital Resources

Cash Balance. At June 30, 2009, we had approximately $78.00 cash on-hand. In connection with their audit of our 2009 financial statements, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying financial statements, the Company experienced a net loss of $579,479 for the year ended June 30, 2009 along with an accumulated deficit during the Company’s development stage of $1,088,743 as of June 30, 2009.

Between its inception on February 11, 2003 and June 30, 2009, the Company realized net proceeds of $339,663 from the sale of common stock of the Company. For the years ended June 30, 2009 and 2008, the Company generated net losses of $579,479 and $269,118, respectively. As of June 30, 2009, the Company has an accumulated deficit of $1,088,743and had cash and cash equivalents totaling $78.

Management believes that additional capital will be required to fund operations through the year ended June 30, 2009 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 14, 2009, the United States Securities and Exchange Commission issued the Company a Notice of Effectiveness for the Form S-1; Registration under the Securities Act of 1933.  The Company registered 20,198,500 common shares of the Company. The Company is in the process of raising additional financing.

The Company’s operations are subject to certain additional risks and uncertainties including, among others, dependence on outside suppliers and manufacturers, competition, dependence on its exclusive license and relationship with the licensor, uncertainties regarding patents and proprietary rights, dependence on key personnel, and other business risks.  In addition, there is no assurance, assuming the Company is successful in raising additional capital that the Company will be successful in achieving profitability or positive cash flow.

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations, and/or obligations.

Impact of Inflation

It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

CONTRACTUAL OBLIGATIONS AS OF JUNE 30, 2009

There are no contractual obligations on the Company’s Balance sheet as of June 30, 2009.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements included herein were prepared in accordance with United States generally accepted accounting principles. Significant accounting policies are as follows:

a.	Use of Estimates

The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

c.	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

d.	Fair Value of Financial Instruments

The carrying value of cash equivalents, software development costs, and accrued expenses approximates fair value.

e.	Revenue Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred.

Since inception of the business, February 11, 2003, the Company has not realized any revenue.

f.	Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position #98 issued by the AICPA in March 1998. As of June 30, 2008, the Company capitalized $787,771 for the costs incurred to-date. Management intends to amortize these costs over their estimated useful life when the Company realizes revenue.

New Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate adopting this pronouncement because the Company does not have nor expect to have in the foreseeable future any derivative instruments or hedging activities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way: Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value. Recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007, and the Company are currently evaluating the impact that FAS 159 will have on its financial position and results of operations once adopted.

 In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements for the year ended June 30, 2009.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and is effective for fiscal years beginning after November 15, 2007.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements and Supplementary Data

27	INDEPENDENT AUDITOR'S REPORT – 2009 and 2008
28	BALANCE SHEETS
29	STATEMENTS OF OPERATIONS
30	STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
31	STATEMENTS OF CASH FLOWS
32	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Smart Kids Group, Inc.
Pinecrest, Florida

We have audited the accompanying balance sheets of Smart Kids Group, Inc. as of June 30, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficit), and cash flows for years then ended and for the period February 11, 2003 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and for the period February 11, 2003 (date of inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company experienced a net loss of $579,479 and $269,118 for the years ended June 30, 2009 and 2008 along with an accumulated deficit of $1,088,743 as of June 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
13 October 2009

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

		6/30/2009	6/30/2008

ASSETS

Current assets
Cash		$78	$8,986
Prepaid expenses		10,000	10,000
Total current assets		10,078	18,986

Fixed assets
Equipment, net		794	1,021

Other assets
Software development costs, net		824,200	787,771
Subscription receivable		100	100
Total other assets		824,300	787,871

Total assets		$835,172	$807,878

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable, trade	(1)	$333,039	$141,710
Due to related parties	(1)	1,251,243	835,798
Deposits from stock subscriptions		134,600	134,600
Total current liabilities		1,718,882	1,112,108
Total liabilities		1,718,882	1,112,108

Commitments and contingencies		-	-

Stockholders' equity (deficit)
Common Stock, $.0001 par value; 400,000,000 shares
authorized, 122,748,500 shares issued and outstanding		12,275	12,275
Additional paid-in-capital		192,758	192,758
Accumulated deficit during the development stage		(1,088,743)	(509,264)
Total stockholders' equity (deficit)		(883,710)	(304,231)

Total liabilities and stockholders' equity (deficit)		$835,172	$807,878

(1)	- reclassified for comparison purposes

See accompanying notes to financial statements

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period
	For the year	For the year	February 11, 2003
	ended	ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit (loss)	-	-	-

Operating expenses
Production costs	73,571	-	73,571
Salaries and wages	308,400	110,000	418,400
General and administrative expenses	1,373 (1)	21,770	109,587
Legal and professional fees	195,908 (1)	135,520	478,270
Total operating expenses	579,252	267,290	1,079,828

Loss from operations	(579,252)	(267,290)	(1,079,828)

Other income (expense)
Depreciation	(227)	(1,828)	(8,915)
Total other income (expense)	(227)	(1,828)	(8,915)

Loss before provision for income taxes	(579,479)	(269,118)	(1,088,743)

Provision for income taxes	-	-	-

Net loss	$(579,479)	$(269,118)	$(1,088,743)

Net loss per common share
(basis and diluted)	Nil	Nil	(0.02)

Weighted average common shares
outstanding (basic and diluted)	122,748,500	121,589,415	62,541,029

Dividends paid per common share	$-	$-	$-

Nil = less than $.01

(1)	– reclassified for comparison purposes

See accompanying notes to financial statements

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity (Deficit)

	From February 11, 2003 (inception) to June 30, 2009

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, February 11, 2003	-	$-	$-	$-	$-
Issuance of common stock	100		1		1
Net loss	-				-
Balance, June 30, 2003	100	$-	$1	$-	$1

Net loss	-	-	-	(81,584)	(81,584)
Balance, June 30, 2004	100	$-	$1	$(81,584)	$(81,583)

Issuance of common stock	121,178,500	12,118	87,914	-	100,032
Adjustment	(100)	-	-	-	-
Net loss	-	-	-	(43,840)	(43,840)
Balance, June 30, 2005	121,178,500	$12,118	$87,915	$(125,424)	$(25,391)

Net loss	-	-	-	(24,858)	(24,858)
Balance, June 30, 2006	121,178,500	$12,118	$87,915	$(150,282)	$(50,249)

Net loss	-	-	-	(89,864)	(89,864)
Balance, June 30, 2007	121,178,500	$12,118	$87,915	$(240,146)	$(140,113)

Issuance of common stock	1,570,000	157	104,843	-	105,000
Net loss	-	-	-	(269,118)	(269,118)
Balance, June 30, 2008	122,748,500	$12,275	$192,758	$(509,264)	$(304,231)

Net loss	-	-	-	(579,479)	(579,479)
Balance, June 30, 2009	122,748,500	$12,275	$192,758	$(1,088,743)	$(883,710)

See accompanying notes to financial statements

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the year	For the year	February 11, 2003
	ended	ended	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Cash flows from operating activities
Net income (loss)	$(579,479)	$(269,118)	$(1,088,743)
Adjustments to reconcile net income to cash
(used in) operating activities
Depreciation and amortization	227	1,828	8,915
(Increase) decrease in
Prepaid expenses	-	(6,339)	(10,000)
Organizational costs	-	-	(8,575)
Subscriptions receivable	-	(100)	(100)
Increase (decrease) in
Accounts payable, trade	191,328 (1)	37,500	333,039
Due to related parties	415,445 (1)	259,213	1,251,243

Cash flows (used in) operating activities	27,521	22,984	485,779

Cash flows from investing activities
Software/website development costs	(36,429)	(210,000)	(824,200)
Purchase of equipment	-	(1,134)	(1,134)

Cash flows (used in) investing activities	(36,429)	(211,134)	(825,334)

Cash flows from financing activities
Proceeds from the issuance of stock	- (1)	105,000	205,033
Proceeds from stock subscriptions	-	92,100	134,600

Cash flows provided by financing activities	-	197,100	339,633

Net increase in cash	(8,908)	8,950	78

Cash and cash equivalents, beginning of period	8,986	36	-

Cash and cash equivalents, end of period	$78	$8,986	$78

(1)- reclassified for comparison purposes

See accompanying notes to financial statements

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2009

NOTE 1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company’) was formed on February 11, 2003 under the laws of the State of Florida.  The Company licenses technology and develops educational content and software.

As of June 30, 2009 and June 30, 2008, the Company was a development stage company. SFAS no. 7 defines a development stage enterprise as one that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through June 30, 2009, the Company did not realize any revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the years ended June 30, 2009 and 2008, respectively along with the period February 11, 2003 (date of inception) to June 30, 2009.

Reclassifications

Certain amounts in the accompanying financial statements as of June 30, 2008 have been reclassified by the Company to conform to the June 30, 2009 presentation.  These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, software development costs, accounts payable and accrued expenses approximates fair value.

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through June 30, 2009, the Company has not realized any revenue.

Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position no. 98 issued by the AICPA in March 1998. As of June 30, 2009 and 2008, the Company capitalized $824,200 and $787,771 for the costs incurred to-date. Management of the Company intends to amortize these costs over their estimated useful life when the Company realizes revenue.

New Accounting Pronouncements

As of June 30, 2009, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value. Recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(r) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(r) will affect valuation of business acquisitions made in 2009 and forward.

NOTE 3.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2009 and 2008, the Company incurred $333,039 and $141,710 respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 4.          RELATED PARTY TRANSACTIONS

Due to Related Parties

As of June 30, 2009 and 2008, the Company incurred $1,251,243 and $835,798 respectively. The due to related parties consists of the payments due under employment agreements along with the related United States employment taxes and license agreements and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	June 30, 2009	June 30, 2008

Employment contracts	$1,078,918	$720,518
Licensing agreement	154,211	94,211
Unreimbursed expenses	18,114	21,069

Total due to related parties	$1,251,243	$835,798

Office Rent

The Company shares office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company shares office space at the residence of the President and Chief Executive Officer of the Company in Santé Fe, New Mexico at no cost.

For the years ended June 30, 2009 and 2008, the rent expense was zero.

NOTE 5.          DEPOSITS FROM STOCK SUBSCRIPTIONS

As of June 30, 2009 and 2008, the Company received $134,600 in total consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share. See Note 13, Subsequent Events.

NOTE 6.          AGREEMENTS

Stock Lock-Up Agreements

Effective December 31, 2007, the Company entered into a lock-up agreement wherein a shareholder that owns approximately 5.2% of the Company’s outstanding common stock agreed to not sell, assign, pledge or otherwise dispose of any rights with respect to the 5,500,000 common shares of the Company that he owns through January 31, 2009.

Employment Agreements

Shergold

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Ruppanner at an annual salary as of $100,000.  There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement.

For the years ended June 30, 2009 and 2008, the Company has determined that 50% of Mr. Shergold’s time was spent on software development and the related costs are being capitalized in accordance with Statement of Position no. 98 issued by the American Institute of Certified Public Accountants in March 1998. The Company has determined that the remaining 50% of his time is spent on corporate and administrative matters and all of their related costs are expensed in the current period as incurred.

As of June 30, 2009 and 2008, the accrued and unpaid salary to Mr. Shergold was $391,667 and $291,667, respectively, plus applicable US employment taxes.

Ruppanner

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Ruppanner at an annual salary as of $100,000.  There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement.

For the year ended June 30, 2009, the Company has determined that 100% of Mr. Ruppanner time as was spent on corporate and administrative matters and all of their related costs are expensed in the current period as incurred.

For the year ended June 30, 2008, the Company has determined that 50% of Mr. Ruppanner’s time was spent on software development and the related costs are being capitalized in accordance with Statement of Position #98 issued by the American Institute of Certified Public Accountants in March 1998. The Company has determined that the remaining 50% of his time was spent on corporate and administrative matters and all costs are expensed in the current period as incurred.

As of June 30, 2009 and 2008, the accrued and unpaid salary to Mr. Ruppanner is $391,667 and $291,667, respectively, plus applicable US employment taxes.

Yakiwchuk

Effective December 31, 2007, the Company entered into an employment agreement with the Ms. Yakiwchuk at an annual salary of $120,000.  There are no additional payments due to Ms. Yakiwchuk for work performed prior to the date of the employment agreement.

For the years ended June 30, 2009 and 2008, the Company has determined that 100% of Ms. Yakiwchuk’s time was spent on corporate and administrative matters and all costs are expensed in the current period as incurred.

As of June 30, 2009 and 2008, the accrued and unpaid salary to Ms. Yakiwchuk was$180,000 and $60,000, respectively, plus applicable US employment taxes.

Licensing Agreement – Smart Kids International Holdings, Inc.

All intellectual property including the trademarks and work product that the Company currently works with are under an exclusive sublicense agreement with Smart Kids International Holdings, Inc., (“SKIH”) who leases all of the intellectual property from Mr. Shergold, the Company’s Chairman of the Board and Chief Development Officer. The agreement was effective June 20, 2005, at an annual fee of $60,000.

SKIH shall have the right at its sole discretion to terminate the license agreement in the event that the Company becomes insolvent, commits an act of bankruptcy, abandons the license as deemed by the failure to pursue the active business as intended by the license, assigns the license without written consent, fails to observe or perform any of the provisions of the license, or experiences a change in control that is not approved by SKIH, such approval not to be unreasonably withheld, prior to such change in control occurring.

As of June 30, 2009 and 2008, the license fees related to this agreement were $60,000 and $60,000, respectively.

During the year ended June 30, 2008, the Company paid SKIH $80,789 in regard to the license agreement.

Consulting Agreements

Effective June 8, 2006, the Company entered into an advisory agreement which requires a monthly payment of $5,000. These costs are being reflected in the legal and professional expenses in the accompanying financial statements.

For the years ended June 30, 2009 and 2008, the consulting expense related to this agreement was $60,000 and $60,000, respectively.

NOTE 7.          INCOME TAXES

The Company has approximately $424,742 in gross deferred tax assets at June 30, 2009, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2009.  As of June 30, 2009, the Company has federal net operating loss carry forwards of approximately $1,088,743 available to offset future taxable income through 2029 subject to the filing of the Company’s United States Federal Income Tax Returns.

As of June 30, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

NOTE 8.          STOCKHOLDERS’ EQUITY

As of June 30, 2009 and 2008, the Company was authorized to issue 400,000,000 shares of common stock of which 122,748,500 common shares were issued and outstanding.

NOTE 9.          CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of June 30, 2009, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 10.        LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying financial statements, the Company experienced a net loss of $579,479 for the year ended June 30, 2009 along with an accumulated deficit during the Company’s development stage of $1,088,743 as of June 30, 2009.

Between its inception on February 11, 2003 and June 30, 2009, the Company realized net proceeds of $339,663 from the sale of common stock of the Company. For the years ended June 30, 2009 and 2008, the Company generated net losses of $579,479 and $269,118, respectively.  As of June 30, 2009, the Company has an accumulated deficit of $1,088,743and had cash and cash equivalents totaling $78.

Management believes that additional capital will be required to fund operations through the year ended June 30, 2009 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 14, 2009, the United States Securities and Exchange Commission issued the Company a Notice of Effectiveness for the Form S-1; Registration under the Securities Act of 1933.  The Company registered 20,198,500 common shares of the Company. The Company is in the process of raising additional financing.

The Company’s operations are subject to certain additional risks and uncertainties including, among others, dependence on outside suppliers and manufacturers, competition, dependence on its exclusive license and relationship with the licensor, uncertainties regarding patents and proprietary rights, dependence on key personnel, and other business risks.  In addition, there is no assurance, assuming the Company is successful in raising additional capital that the Company will be successful in achieving profitability or positive cash flow.

NOTE 11.        SUBSEQUENT EVENTS

On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements.

On August 17, 2009, the Company issued 1,550,000 shares of restricted common stock of the Company to certain individuals as past consideration.

As of August 17, 2009, there were 125,644,500 shares of common stock of the Company issued and outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Principal Executive Officer, Principal Financial Officer, Chief Executive Officer and Director, Mr. Paul Andrew Ruppanner, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2009 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2009 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2009 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with SKGP. The terms of all of the directors, as identified below, will run until our annual meeting of stockholders in 2010.

Person and Position:	Age:	SKGP Director Since:
Richard Shergold — Chief Development Officer and Chairman	46	2003

Paul Andrew Ruppanner — President and Director (Principal Executive and Financial Officer)	67	2003

Lisa Yakiwchuk — Director of Operations, Administrative Officer, Secretary and Director	41	2003

Kelly Kot — Director	42	2003

Management and Director Biographies

Richard Shergold
Chief Development Officer and Chairman

-	1992 – 2001 - Be Alert Bert – Founder, Producer/Creator/Marketer of 54 TV series shows

-	2000 – Present – Genuine Publishing - Self Employment, develop software for online fitness training

-	2003 – Present – Smart Kids Group Inc. – Founder, CEO (until 2009), CDO (2009 – present) and Chairman

-	2003 – Present – Smart Kids International Holdings – CEO and Chairman

In 1991, Mr. Shergold created the Be Alert Bert series. From 2004 to 2009, Mr. Shergold served as the CEO, Chief Creative Officer and Chairman of Smart Kids Group Inc. Presently, Mr. Shergold is the Chief Development Officer and Chairman of the Board. Prior to creating Be Alert Bert, Mr. Shergold owned a chain of Martial Arts schools in Canada and the U.S.

Mr. Shergold has created, produced and marketed television series, a fitness programs, software and related websites. In addition, to Be Alert Bert, Mr. Shergold created, produced and stars in Full Motion Fitness and 3-D Fitness Trainer, an exercise program.

Since 2003, Mr. Shergold serves as the CEO and Director under Smart Kids International Holdings, the holding company for Smart Kids intellectual property.

Mr. Shergold is solely responsible for production of all of the Company’s sublicensed intellectual property, including the Be Alert Bert series. He created each idea from inception, developed the characters, wrote the scripts, wrote the music, developed the storylines, and directed and produced the productions. As stated earlier in this report, the source of all of our intellectual property is our founder, Richard Shergold who created all content.

Paul Andrew Ruppanner
President, Chief Executive Officer, Principal Executive and Financial Officer and Director

-	1967 – 1995 – IBM Corporation - General Manager in Field Engineering Division; Customer Services Division and General Services Division

Mr. Ruppanner holds an MBA in Business Administration from Emory University, Atlanta.

During his 28 year executive career with IBM, Mr. Ruppanner held General Manager operational positions in many IBM marketing and service business units. He designed and led IBM’s first Operational Services Consultancy group of 80 professionals, providing strategic planning, organizational development and management processes consulting.

 Recruited by KODAK/IBM to turn-around a negative profit with regards to national PC and Point-of-Sale services operation, Mr. Ruppanner developed and implemented a combined technology services company that was profitable in its first year on $1.3 Billion services revenue. This company (Technology Services Solutions/TSS) was formed by a merger of KODAK and IBM resources.

Executive positions held by Mr. Ruppanner during the past five years:

o	2008-2009 - Managing Partner – Santa Fe Consulting Group - Santa Fe, NM

o	2005-2009 - Chief Operating Officer - Broken Beauties – Santa Fe, NM

o	1995- 2009 - President – Company Builders - – West Palm Beach, FL/ Santa Fe, NM

Lisa Yakiwchuk
Director of Operations, Administrative Officer, Secretary and Director

-	2003 – Present – Smart Kids Group Inc. - Administrative Officer, Secretary and Director

-	2003 – Present – Smart Kids International Holdings – Corporate Secretary/Director

-	2003 – Present – TKS Administration Services – Self-employed

-	2004 – Present – Alberta Children and Youth Services – Executive Division

Ms. Yakiwchuk has been in the executive administration field for over 24 years. Ms. Yakiwchuk has served over 18 years in public provincial government administration. As a previous Supervisor of Administration, she oversaw 11 employees in the social services sector, working with child welfare, children with disabilities and foster homes.

Kelly Kot
Director

-	2003 – Present – Smart Kids Group Inc. – Director

-	2003 – Present – Smart kids International Holdings – Director

-	1981 – Present – Edmonton General Hospital – Professional Power Engineer

Mr. Kot fosters strong ties with the community and has assisted with numerous non-profit volunteer fundraisers. Mr. Kot is a Real Estate entrepreneur and purchases, renovates and reestablishes homes.

Family Relationships amongst Directors and Officers:

Richard Shergold, the Chief Development Officer and Chairman of the Company, and Lisa Yakiwchuk, the Director of Operations, Administrative Officer, Secretary and Director of the Company, are cousins. Other than the foregoing, there are no family relationships between the officers and directors of the Company.

Involvement in Certain Legal Proceedings

None of the executive officers of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended June 30, 2009, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years 2009 and 2008.

Name/Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Richard Shergold
Chief Development Officer	2009	$100,000	(3)	$0	$0	$0	$0	$0	$0		$100,000
and Chairman	2008	$100,000	(3)	$0	$0	$0	$0	$0	$837	(1)	$100,837

Paul Andrew Ruppanner
President, CEO and Principal Executive and Financial Officer and Director	2009	$100,000	(3)	$0	$0	$0	$0	$0	$0		$100,000
	2008	$100,000	(3)	$0	$0	$0	$0	$0	$0		$100,000

Lisa Yakiwchuk
Director of Operations, Administrative Officer, Secretary and Director	2009	$60,000	(3)	$0	$0	$0	$0	$0	$0		$60,000
	2008	$0	(3)	$0	$0	$0	$0	$0	$150	(2)	$150

(1)	Reimbursement for office and administration expenses.

(2)	Reimbursement for travel expenses.

(3)
Salaries have not been paid. No compensation has been paid to our officers or directors since our inception in 2003. As of June 30, 2009, we incurred $1,078,918 in accrued compensation, consisting of payments due under employment agreements along with the related employment taxes, consulting agreements and operating expenses. Such expenses have been booked as accrued expenses on the Company’s balance sheet.

No stock options have been granted to the Company’s officers and directors and none are issued or outstanding.

Employment Agreements

Mr. Shergold:

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Shergold at an annual salary as of $100,000, payable in equal monthly installments. The employment agreement provides that Mr. Shergold’s base salary will escalate to $120,000 per year when the business cash flow permits and with the approval to the Board of Directors. Mr. Shergold’s base salary is subject to annual review by the Board of the Directors of the Company on or about each January 1st thereafter as long as the employment agreement is in effect. There are no additional payments due to Mr. Shergold for work performed prior to the date of the employment agreement. Pursuant to the employment agreement, the Company provides Mr. Shergold $1,000 a month to cover general personal operating expenses and to reimburse Mr. Shergold for other documented and itemized business expenses for all reasonable travel, entertainment and other expenses in excess of the prior $1,000 consistent with expense reimbursement policies adopted by the Board of Directors of the Company. The Company has determined that 100% of Mr. Shergold’s time is spent on software development and the related costs are being capitalized in accordance with Statement of Position #98 issued by the American Institute of Certified Public Accountants in March 1998. The term of Mr. Shergold’s employment agreement is indefinite and may be terminated by the Company for Cause (as defined in the employment agreement) or by Mr. Shergold upon 30 days prior written notice or in the event of Mr. Shergold’s death or permanent disability.

Mr. Ruppanner:

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Ruppanner at an annual salary as of $100,000, payable in equal monthly installments. The employment agreement provides that Mr. Ruppanner’s base salary will escalate to $120,000 per year when the business cash flow permits and with the approval to the Board of Directors. Mr. Ruppanner’s base salary is subject to annual review by the Board of the Directors of the Company on or about each January 1st thereafter as long as the employment agreement is in effect. There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement. Pursuant to the employment agreement, the Company provides Mr. Ruppanner $1,000 a month to cover general personal operating expenses and to reimburse Mr. Ruppanner for other documented and itemized business expenses for all reasonable travel, entertainment and other expenses in excess of the prior $1,000 consistent with expense reimbursement policies adopted by the Board of Directors of the Company. The Company has determined that 50% of Mr. Ruppanner’s time is spent on software development and the related costs are being capitalized in accordance with Statement of Position #98 issued by the American Institute of Certified Public Accountants in March 1998. The term of Mr. Ruppanner’s employment agreement is indefinite and may be terminated by the Company for Cause (as defined in the employment agreement) or by Mr. Ruppanner upon 30 days prior written notice or in the event of Mr. Ruppanner’s death or permanent disability.

Ms. Yakiwchuk:

Effective December 31, 2007, the Company entered into an employment agreement with Lisa Yakiwchuk, the Director of Operations, Administrative Officer and Secretary of the Company. She is to receive annual compensation of $120,000. The Company intends to accrue this amount along with the other payments required under the other employment agreements and the advisory agreement. The Company has determined that 100% of the Secretary time is spent on corporate and administrative matters and all costs are expensed in the current period as incurred.

As of the date of this report, we have not paid any salaries in accordance with the above-mentioned employment agreements.

Both Mr. Shergold and Mr. Ruppanner engage in software development. Mr. Shergold spends 100% of his time on such activities. Mr. Ruppanner spends approximately 50% of his time on software development, and the rest of his time is spent developing the Company’s business infrastructure. Ideally, we would prefer that our Officers and Directors devote the majority of their time on business operations, while hiring full-time employees to focus on software development. However, due to the fact that we have very little cash on hand, and have no revenues or profits to date, we must rely on Mr. Shergold and Mr. Ruppanner to engage in dual functions until such a time that we can expend funds to hire software development personnel or outsource such functions.

Significant Employees

We have no significant employees other than our executive officers and directors named in this report. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board of Directors

Our audit committee presently consists of our directors. Our board does not have compensation, governance, nominating or executive committees or any other committees. Our entire board serves in such capacities until their respective successors are elected and qualified.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock As of the date of this Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Name and Address of Beneficial Holder	Title	Shares of Common Stock		Percentage of Common Stock (1)
Richard Shergold 9768-170 Street, Suite 542, Edmonton, Alberta T5T5L4	Chief Development Officer, and Chairman	90,000,000		71.63%

Paul Andrew Ruppanner 44 Coyote Mountain Rd. Santa Fe, New Mexico 87505	President, CEO and Director (Principal Executive and Financial Officer)	10,000,000	(2)	8.00%

Lisa Yakiwchuk 18012-73 Avenue Edmonton, Alberta T5T3K3	Administrative Officer and Director	1,000,000		0.80%

Kelly Kot 7508-75 Street Edmonton, Alberta T6C2E8	Director	1,550,000		1.23%

All executive officers and directors as a group (4 persons)	—	102,550,000		81.62%

Notes:

(1)
Applicable percentage of ownership is based on 125,644,500 shares of common stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Shares held by the Ruppanner Family Trust of which Paul Andrew Ruppanner has voting and dispositive control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Described below are transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last three completed fiscal years, and in which any of our directors, nominee directors, executive officers, security holders who beneficially own 5% or more of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. We believe that terms of each transaction below were comparable to those obtainable from unaffiliated third parties.

All of the trademarks and work product that the Company currently works with is under an exclusive sublicense agreement with SKIH who licenses such Intellectual Property from Richard Shergold, the owner of all of the Intellectual Property for $5,000 per month plus royalties fees as described above.

Due to Related Parties

As of June 30, 2009 and 2008, the Company incurred $1,251,243 and $835,798 respectively. The due to related parties consists of the payments due under employment agreements along with the related United States employment taxes and license agreements and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	June 30, 2009	June 30, 2008

Employment contracts	$1,078,918	$720,518
Licensing agreement	154,211	94,211
Unreimbursed expenses	18,114	21,069

Total due to related parties	$1,251,243	$835,798

Licensing Agreement

Mr. Richard Shergold, our Company’s Chief Development Officer and Chairman, is the sole Officer, Director and Shareholder of Smart Kids International Holdings, Inc. (“SKIH”). Pursuant to a licensing agreement dated June 20, 2005, Mr. Shergold licensed all of the intellectual property assets owned by Mr. Shergold to SKIH for a period of 25 years, subject to renewal and extension in perpetuity to be agreed upon by the parties at that later date. In a separate Sub-Licensing Agreement between the Company and SKIH, SKIH granted a sublicense of the above-mentioned intellectual property assets to the Company on an exclusive basis. Pursuant to the terms of the Sublicense Agreement, the Company agreed to pay SKIH a licensing fee of $5,000 per month, where the Company received a world-wide exclusive royalty-free license to use the intellectual property assets in connection with the manufacture, distribution, sale and advertising of the intellectual property for the term of the Sublicense Agreement.

The initial term of the Sublicense Agreement is 25 years and SKIH has the right to extend the Sublicense Agreement to SKGP in perpetuity. In the event SKIH extends the Sublicense Agreement in perpetuity, the licensing fee shall remain $5,000 per month. As of June 30, 2009, the Company has paid SKIH licensing fees of $80,789, and accrued $144,211 in monies owed to SKIH pursuant to this Sublicense Agreement.

Office Rent

The Company shares office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company shares office space at the residence of the President and Chief Executive Officer of the Company in Santé Fe, New Mexico at no cost.

For the years ended June 30, 2009 and 2008, the rent expense was zero.

Director Independence

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$47,500	Conner & Associates, P.C.
2008	$25,000	Conner & Associates, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Conner & Associates, P.C.
2008	$0	Conner & Associates, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0	Conner & Associates, P.C.
2008	$0	Conner & Associates, P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Conner & Associates, P.C.
2008	$0	Conner & Associates, P.C.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description

23.1	Consent of Conner & Associates, P.C.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended June 30, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Office and Principal Financial Officer).

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2009	By: /s/ PAUL ANDREW RUPPANNER
Name: Paul Andrew Ruppanner Title: President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ PAUL ANDREW RUPPANNER	President, Chief Executive Officer and Director	October 13, 2009
Paul Andrew Ruppanner	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ RICHARD SHERGOLD	Chief Development Officer and Chairman of the Board	October 13, 2009
Richard Shergold

/s/ LISA YAKIWCHUK	Director of Operations, Administrative Officer,	October 13, 2009
Lisa Yakiwchuk	Secretary and Director

/s/ KELLY KOT	Director	October 13, 2009
Kelly Kot