Form 10-Q
period 2009-09-30
Smart Kids Group Inc.
filed 2009-11-18
CIK 1414295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-153294

SMART KIDS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	05-0554762
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

515 Old Santa Fe Trail PMB 435 Santa Fe, NM	87505
(Address of Principal Executive Offices)	(Zip Code)

(505) 577-7918

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 18, 2009, there were 126,019,500 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I
Item 1. Financial Statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	9/30/2009	6/30/2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$510	$78
Prepaid expenses	10,000	10,000
Total current assets	10,510	10,078

Fixed assets
Equipment, net	737	794

Other assets
Software development costs, net	853,200	824,200
Subscription receivable	100	100
Total other assets	853,300	824,300

Total assets	$864,547	$835,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable, trade	$364,138	$333,039
Due to related parties	1,350,698	1,251,243
Deposits from stock subscriptions	-	134,600
Total current liabilities	1,714,836	1,718,882
Total liabilities	1,714,836	1,718,882
Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common Stock, $.0001 par value; 400,000,000 shares
authorized, 125,944,500 and 122,748,500 shares issued and outstanding	12,595	12,275
Additional paid-in-capital	351,038	192,758
Accumulated deficit during the development stage	(1,213,922)	(1,088,743)
Total stockholders' equity (deficit)	(850,289)	(883,710)

Total liabilities and stockholders' equity (deficit)	$864,547	$835,172

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period
	For the three	For the three	February 11, 2003
	months ended	months ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit (loss)	-	-	-
Operating expenses
Production costs	-	-	73,571
Salaries and wages	75,598	47,600	493,998
General and administrative expenses	772	436	110,359
Legal and professional fees	48,752	61,436	527,022
Total operating expenses	125,122	109,472	1,204,950

Loss from operations	(125,122)	(109,472)	(1,204,950)

Other income (expense)
Depreciation	(57)	(57)	(8,972)
Total other income (expense)	(57)	(57)	(8,972)

Loss before provision for income taxes	(125,179)	(109,529)	(1,213,922)
Provision for income taxes	-	-	-

Net loss	$(125,179)	$(109,529)	$(1,213,922)

Net loss per common share
(basis and diluted)	Nil	Nil	(0.02)

Weighted average common shares
outstanding (basic and diluted)	123,004,481	122,748,500	64,440,609

Dividends paid per common share	$-	$-	$-

Nil = less than $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the three	For the three	February 11, 2003
	months ended	months ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(125,179)	$(109,529)	$(1,213,922)
Adjustments to reconcile net income to cash
provided by operating activities
Depreciation and amortization	57	57	8,972
(Increase) decrease in
Prepaid expenses	-	-	(10,000)
Organizational costs	-	-	(8,575)
Subscriptions receivable	-	-	(100)
Increase (decrease) in
Accounts payable, trade	31,099	166,284	364,138
Due to related parties	99,455	(8,220)	1,350,698

Cash flows provided by operating activities	5,432	48,592	491,211

Cash flows from investing activities
Software/website development costs	(29,000)	(57,000)	(853,200)
Purchase of equipment	-	-	(1,134)

Cash flows (used in) investing activities	(29,000)	(57,000)	(854,334)

Cash flows from financing activities
Proceeds from the issuance of stock	24,000	-	363,633

Cash flows provided by financing activities	24,000	-	363,633

Net increase (decrease) in cash	432	(8,408)	510

Cash and cash equivalents, beginning of period	78	8,986	-

Cash and cash equivalents, end of period	$510	$578	$510

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2009
Unaudited

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company’) was formed on February 11, 2003 under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of September 30, 2009, the Company was a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through September 30, 2009, the Company did not realize any revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended September 30, 2009 and 2008, respectively along with the period February 11, 2003 (date of inception) to September 30, 2009. These interim financial statements should be read in conjunction with the audited financial statements, which are contained in the Form 10-K as of and for the two year period ended June 30, 2009 filed with the SEC on October 13, 2009.

Use of Estimates

The preparation of interim financial information in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial information and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through September 30, 2009, the Company has not realized any revenue.

Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position no. 98 issued by the AICPA in March 1998. As of September 30, 2009 and June 30, 2009, the Company capitalized $853,200 and $824,200 for the costs incurred to-date. Management of the Company intends to amortize these costs over their estimated useful life when the Company realizes revenue.

New Accounting Pronouncements

As of September 30, 2009, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way: Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value. Recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense. SFAS No. 141(r) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of SFAS No. 141(r) will affect valuation of business acquisitions made in 2009 and going forward.

NOTE 3.              ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2009 and June 30, 2009, the Company incurred accounts payable of $364,138 and $333,039, respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 4.              RELATED PARTY TRANSACTIONS

Due to Related Parties

As of September 30, 2009 and June 30, 2009, the Company incurred due to related parties of $1,350,698 and $1,251,243 respectively. The due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, license agreement and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	September 30, 2009	June 30, 2009
	(unaudited)

Employment contracts - officers	$1,168,518	$1,078,918
Licensing agreement	169,211	154,211
Unreimbursed expenses	12,969	18,114

Total due to related parties	$1,350,698	$1,251,243

Office Rent

The Company shares office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company shares office space at the residence of the President and Chief Executive Officer of the Company in Santé Fe, New Mexico at no cost.

For the three months ended September 30, 2009 and 2008, the rent expense was zero.

NOTE 5.              DEPOSITS FROM STOCK SUBSCRIPTIONS

Prior to June 30, 2009, the Company received $134,600 in total consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share.

During the three months ended September 30, 2009, the Company issued 1,346,000 of common stock in consideration of these stock subscriptions.

NOTE 6.              AGREEMENTS

Employment Agreements

Shergold

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Shergold at an annual salary as of $100,000. There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement.

For the three months ended September 30, 2009, the Company has determined that 50% of Mr. Shergold’s time was spent on software development and the related costs are being capitalized in accordance with Statement of Position no. 98 issued by the American Institute of Certified Public Accountants. The Company has determined that the remaining 50% of his time is spent on corporate and administrative matters and all of their related costs are expensed in the current period as incurred.

As of September 30, 2009 and June 30, 2009, the accrued and unpaid salary to Mr. Shergold was $466,659 and $438,660, respectively, including applicable US employment taxes.

Ruppanner

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Ruppanner at an annual salary as of $100,000. There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement.

For the three months ended September 30, 2009, the Company has determined that 100% of Mr. Ruppanner time was spent on corporate and administrative matters and all of their related costs are expensed in the current period as incurred.

As of September 30, 2009 and June 30, 2009, the accrued and unpaid salary to Mr. Ruppanner was $466,659 and $438,660, respectively, including applicable US employment taxes.

Yakiwchuk

Effective December 31, 2007, the Company entered into an employment agreement with the Ms. Yakiwchuk at an annual salary of $120,000. There are no additional payments due to Ms. Yakiwchuk for work performed prior to the date of the employment agreement.

For the three months ended September 30, 2009, the Company has determined that 100% of Ms. Yakiwchuk’s time was spent on corporate and administrative matters and all costs are expensed in the current period as incurred.

As of September 30, 2009 and June 30, 2009, the accrued and unpaid salary to Ms. Yakiwchuk was $235,200 and $201,600, respectively, including applicable US employment taxes.

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

For the three months ended September 30, 2009, the licensing fees related to this agreement were $15,000.

Consulting Agreements

Effective June 8, 2006, the Company entered into an advisory agreement which requires a monthly payment of $5,000. These costs are being reflected in the legal and professional expenses in the accompanying financial statements.

For the three months ended September 30, 2009, the consulting expense related to this agreement was $15,000.

NOTE 7.              INCOME TAXES

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $45,404 which expire in 2029.

Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

Future tax benefits related to temporary differences relate to the following as of September 30, 2009:

Gross deferred tax assets:

Net operating losses	$(1,213,922)
Accrued officers compensation	1,168,518

Total gross deferred tax assets	(45,404)

Less - valuation allowance	45,404

Net deferred tax assets	$-

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero.

As of September 30, 2009, the Company had deferred income tax assets of approximately $17,708, which result primarily from federal and state net operating loss carryforwards.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of September 30, 2009 did not satisfy the realization criteria set forth in SFAS 109, and accordingly has recorded a valuation allowance for the entire gross tax asset.

NOTE 8.              STOCKHOLDERS’ EQUITY

As of September 30, 2009, the Company was authorized to issue 400,000,000 shares of common stock of which 125,944,500 common shares were issued and outstanding.

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

Effective September 30, 2009, the Company issued 200,000 shares restricted common stock of the Company for services rendered on behalf of the Company. Since the Company has a Private Placement Memorandum wherein it is raising capital from investors at $.08 per share, management of the Company has determined the value of these services to be $16,000, which is reflected in the statement of operations for the three months ended September 30, 2009 as legal and professional fees.

Effective September 30, 2009, the Company issued 100,000 shares restricted common stock of the Company to investors for total consideration of $8,000 at a per share price of $.08 under the Company’s Private Placement Memorandum dated August 2009.

Common shares outstanding,
June 30, 2009	122,748,500

Issuance of common stock	3,196,000

Common shares outstanding,
September 30, 2009	125,944,500

NOTE 9.              CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of September 30, 2009, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 10.            LIQUIDITY AND CAPITAL RESOURCES

The accompanying interim financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying interim financial statements, the Company experienced a net loss of $125,179 for the three months ended September 30, 2009 along with an accumulated deficit during the Company’s development stage of $1,213,922 as of September 30, 2009.

Between its inception on February 11, 2003 and September 30, 2009, the Company realized net proceeds of $363,633 from the sale of common stock of the Company.

Management believes that additional capital will be required to fund operations through the year ended June 30, 2010 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 11.            SUBSEQUENT EVENTS

Effective October 1, 2009, the Company issued 75,000 shares of its restricted common stock for total consideration of $6,000.

In October 2009, the Company raised $75,000 in equity capital through the intended issuance of 937,500 shares of the Company’s common stock at a per share price of $0.08.  As of November 18, 2009, the Company had yet to issue the common shares pending the final terms of the stock purchase agreement. The accompanying interim financial statements as of and the three month period ended September 30, 2009 do not reflect these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Business Overview

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage corporation incorporated in the State of Florida on February 11, 2003. From inception, we have not generated any revenues, and from inception to September 30, 2009, we have incurred a net loss of $1,213,922. As of September 30, 2009, we have $510 in cash-on-hand to fund our operations. In their report included in their audit for fiscal year ended June 30, 2009, our auditors expressed substantial doubt as to our ability to continue as a going concern.

Through a sublicense agreement with our Chief Development Officer Richard Shergold’s company, Smart Kids International Holdings (“SKIH”), which is not affiliated with our Company, we sublicense characters, copyrights, trademarks and internet domain names related to Be Alert Bert and other characters to promote educational and entertaining media products (which include videos, music and books utilizing ‘Be Alert Bert’ characters) to children between the ages of six to twelve and which promote safety, health and fitness. The ‘Be Alert Bert’ characters and related media are targeted to entertain and educate children ranging from the ages six through twelve years old with a particular focus on children’s personal safety and related issues. Our products are sometimes referred to in this report as “EDUtainment products.” EDUtainment is a genre of children’s products that serve to educate as well as entertain children.

The following is a short list of our sublicensed characters, described in greater detail in our annual report on Form 10-K previously filed with the SEC:

1.    Be Alert Bert, a Bee (Main Character)
2.    Freddie the Firefly, a Firefly
3.    Be Aware Clare, a Bee
4.    Uncle Buzz, a Bee
5.    Betty Blue, a Butterfly
6.    Daisy, a Flower
7.    Otis Notice, an owl

Pursuant to our sublicense agreement, we sublicense the “Be Alert Bert” television series that is copyrighted and owned by Richard Shergold, and exclusively sublicensed, through SKIH, to our Company. The series consist of 31 episodes featuring “Bert the Bee” and music, and these episodes are available in both English and Spanish. Our Company intends to generate revenue from this series through licensing contracts to TV stations and sales to the public via e-commerce sales from our upcoming “Live at the Hive” website discussed below. There are currently no residual revenues being generated by this television series because the licensing fees were paid up front on a one-time, flat-fee basis, and the contract term is still active. Upon expiration of the existing terms pursuant to our outstanding licensing agreements with TV stations, we will attempt to renegotiate renewal agreements upon similar terms. License renewal negotiations are currently underway. The Company anticipates that any renewed licenses will be for a one-time fee.

We plan to use children-oriented characters and products as a common theme to develop our main children’s website, “Live at the Hive” (www.liveatthehive.com), which we intend to launch in early 2010 contingent upon our ability to obtain sufficient financing. The Company will charge an annual membership fee (after a 30 day trial period) which will provide customers with access to some of our content, and we intend to offer for sale our current line of videos, music, books and other Intellectual Property content that we sublicense, as well as new content and merchandise we intend to develop and own. The website membership fee is anticipated to be $19.99 per family/per year. Revenue from this source is intended to provide short term operating funds for the company. We anticipate that we will require approximately $2 million to complete, launch and properly market this website for the website to reach its anticipated potential. Obstacles to successful revenue generation which may prevent us from achieving our goals include lack of sufficient funding to build the planned website, general lack of discretionary spending by parents due to global economic difficulties and rejection of the benefits of the site by the target demographic.

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

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. Upon the obtainment of additional funds, we also plan to develop a character based children’s TV series for release in 2010 entitled “The Adventures of Bert and Claire”. We anticipate that we will require approximately $9 million to complete and launch and market this new TV Series.

Strategic Business Plan

Generating Revenue and Financing Plans for the Short-Term

In the short term, the Company plans to generate revenues and operating capital with three initiatives:

•	The sale of equity securities.
•	The licensing/re-licensing of the existing Be Alert Bert TV series to stations in North America.
•	Receipt of annual Live at the Hive website membership fees ($19.99 per family).

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

August 2009 Private Placement Offering of Equity Securities

Commencing August 1, 2009, the Company initiated an offering of 6,250,000 Shares of its restricted Common Stock at a purchase price of $0.08 per share, for a total offering amount of up to $500,000. The Company intends to sell the shares on a best efforts basis, with its officers and directors conducting all of the sales efforts. These securities are to be issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuances will not involve a public offering and only non-US residents will be purchasing the common stock.

As of September 30, 2009, the Company had raised an aggregate of $24,000 by issuing its common stock pursuant to this August 2009 Private Offering.

As of November 18, 2009, the Company has raised an aggregate of $105,000 by issuing its common stock pursuant to this August 2009 Private Offering. (See below: This amount includes the $75,000 taken as a deposit from a stock subscription; however as of November 18, 2009, the Company has not yet issued the 937,500 shares of common stock due pursuant to that subscription).

The issuances of restricted common stock made by the Company to date, pursuant to this Private Offering are as follows:

•
On September 30, 2009, pursuant to this Private Offering, the Company issued 100,000 shares of restricted common stock of the Company to non-US investors for total consideration of $8,000 at a per share price of $0.08.

•
On September 30, 2009, the Company issued 200,000 shares of restricted common stock of the Company to certain service providers for services rendered on behalf of the Company. As determined by management and its internal accounting staff in relation to the Company’s August 2009 Private Offering of common stock, the value of these shares issued in consideration for services rendered is $16,000, which has been reflected in the statement of operations for the three months ended September 30, 2009 as legal and professional fees.

•	On October 1, 2009, the Company issued 75,000 shares of its restricted common stock for total consideration of $6,000 pursuant to this Private Offering.

•
During the month of October 2009, the Company raised $75,000 in equity capital through the intended issuance of 937,500 shares of the Company’s common stock at a per share price of $0.08.  As of November 18, 2009, the Company had yet to issue the common shares pending the final terms of the stock purchase agreement. The accompanying interim financial statements as of and the three month period ended September 30, 2009 do not reflect these transactions.

Executive Offices and Telephone Number

Our principal executive offices are located at 515 Old Santa Fe Trail PMB 435, Santa Fe, NM 87505, and our telephone number is (780) 222-6257.

GOING CONCERN

The financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $125,179 for the three months ended September 30, 2009 and had an accumulated deficit of $1,213,922 as of September 30, 2009. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. However, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern. We have financed our operations to date from loans and the sale of equity securities. Our total current assets at September 30, 2009 were $10,510, compared to $10,078 at June 30, 2009. Total current assets consist of cash on hand and prepaid expenses. As of September 30, 2009, our cash on hand was $510 compared to $78 as of June 30, 2009. At September 30, 2009, our accounts receivable were $0, compared to $0 at June 30, 2009.

We have financed our operations to date from loans and the sale of equity securities and will continue to depend on such to fund our operations for the next 12 months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three months Ended
	September 30, 2009	September 30, 2008
Net Cash Used in Operating Activities	$5,432	48,592

Net Cash Used In Investing Activities	$(29,000)	(57,000)

Net Cash Provided by Financing Activities	$24,000	0.00

Effect of Exchange Rate on Cash	$0.00	0.00

Net Effect on Cash	$432	(8,408)

Cash at Beginning of Period	$78	8,986

Cash End of Period	$510	578

The following table sets forth the company’s contractual obligations:

Contractual Obligations	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations	$				-
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$-	-	-	-	-

Results of Operations

As of September 30, 2009, our cash on hand was $510, compared to $78 as of June 30, 2009. This increase was nominal and due to sale of the Company’s restricted common stock.

As of September 30, 2009, our total assets were $864,547, compared to $835,172 as of June 30, 2009. This increase was primarily due to the increased capitalization of software development costs.

As of September 30, 2009, our total current liabilities were $1,714,836 compared to $1,718,882 as of June 30, 2009. This decrease was nominal, however total current liabilities are comprised of accounts payable (trade) of $364,138 as of September 30, 2009, compared to $333,039 as of June 30, 2009 and amounts due to related parties of $1,350,698 as of September 30, 2009, compared to $1,251,243 at June 30, 2009.

During the three months ended September 30, 2009, the Company issued 1,346,000 shares of its restricted common stock for total consideration of $134,600.  As of June 30, 2009, the $134,600 was reflected as deposits from stock subscriptions.

Three months Ended September 30, 2009 Compared to Three months Ended September 30, 2008

Revenues. We had no revenues for the quarter ended September 30, 2009. To date, we have not attained any revenues.

Total Stockholders’ Deficit. Our stockholders’ deficit was $850,289 as of September 30, 2009 compared to $883,710 as of June 30, 2009..

Net Loss. We had a net loss of $125,179 for the three months ended September 30, 2009 compared to $109,529 for the three months ended September 30, 2008. This increase was primarily due to an increase in the amount of incurred legal and professional fees, and officers’ compensation.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses increased from $109,472 for the quarter ended September 30, 2008 to $125,122 for the three months ended September 30, 2009. This was primarily due to a decrease in legal and professional fees from $61,436 to $48,752 in connection with costs incurred for the preparation of our required reporting and filings made to the Securities and Exchange Commission, which this Report is a part, and an increase in salaries and wages from $47,600 to $75,598.

Accounts Payable and Accrued Expenses. As of September 30, 2009, the Company incurred $364,138.. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Due to Related Parties. As of September 30, 2009 and 2008, the Company incurred $1,350,698 and $1,251,243 respectively. The amount due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, license agreement and unreimbursed operating expenses incurred by Richard Shergold, our Chief Development Officer, Chairman and majority shareholder.

Stock Subscriptions. Prior to June 30, 2009, the Company received $134,600 in total consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share.

During the three months ended September 30, 2009, the Company issued 1,346,000 of common stock in consideration of these stock subscriptions.

These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Liquidity and Capital Resources

Cash Balance. At September 30, 2009, we had approximately $510 in cash on-hand. In connection with their audit of our 2009 financial statements, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying financial statements, the Company experienced a net loss of $125,179 for the three months ended September 30, 2009 along with an accumulated deficit during the Company’s development stage of $1,213,922 as of September 30, 2009.

Management believes that additional capital will be required to fund operations through the year ending June 30, 2010 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies & Estimates

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

f.     Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position #98 issued by the AICPA in March 1998. As of September 30, 2009, the Company capitalized $853,200 for the costs incurred to-date. Management intends to amortize these costs over their estimated useful life when the Company realizes revenue.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on limited personnel at the executive level. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Prior to June 30, 2009, the Company received $134,600 in total consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share. During the three months ended September 30, 2009, the Company issued 1,346,000 of common stock in consideration of these stock subscriptions. These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

On August 17, 2009, the Company issued 1,550,000 shares of restricted common stock of the Company to certain individuals as past consideration. These individuals were all prior investors who lost their entire investment in Be Alert Bert Holdings, a now defunct corporate entity. These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

August 2009 Private Placement Offering of Equity Securities

Commencing August 1, 2009, the Company initiated an offering of 6,250,000 Shares of its restricted Common Stock at a purchase price of $0.08 per share, for a total offering amount of up to $500,000. The Company intends to sell the shares on a best efforts basis, with its officers and directors conducting all of the sales efforts. These securities are to be issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuances will not involve a public offering and only non-US residents will be purchasing the common stock.

As of September 30, 2009, the Company had raised an aggregate of $24,000 by issuing its common stock pursuant to this August 2009 Private Offering.

As of November 18, 2009, the Company has raised an aggregate of $105,000 by issuing its common stock pursuant to this August 2009 Private Offering. (See below: This amount includes the $75,000 taken as a deposit from a stock subscription; however as of November 18, 2009, the Company has not yet issued the 937,500 shares of common stock due pursuant to that subscription).

The issuances of restricted common stock made by the Company to date, pursuant to this August 2009 Private Offering are as follows:

•
On September 30, 2009, pursuant to this Private Offering, the Company issued 100,000 shares of restricted common stock of the Company to non-US investors for total consideration of $8,000 at a per share price of $0.08.

•
On September 30, 2009, the Company issued 200,000 shares of restricted common stock of the Company to certain service providers for services rendered on behalf of the Company. As determined by management and its internal accounting staff in relation to the Company’s August 2009 Private Offering of common stock, the value of these shares issued in consideration for services rendered is $16,000, which has been reflected in the statement of operations for the three months ended September 30, 2009 as legal and professional fees.

•	On October 1, 2009, the Company issued 75,000 shares of its restricted common stock for total consideration of $6,000 pursuant to this Private Offering.

·
During the month of October 2009, the Company raised $75,000 in equity capital through the intended issuance of 937,500 shares of the Company’s common stock at a per share price of $0.08.  As of November 18, 2009, the Company had yet to issue the common shares pending the final terms of the stock purchase agreement. The accompanying interim financial statements as of and the three month period ended September 30, 2009 do not reflect these transactions.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Expiration of Lock-Up Agreements

In effect from January 31, 2007 to January 31, 2009 were lockup agreements between the Company and certain shareholders, wherein such shareholders agreed not to, directly or indirectly, sell, offer to sell, contract to sell, assign, pledge, hypothecate, encumber or otherwise transfer or enter into any contract, option or other arrangement with respect to 14,300,000 shares of the Company’s common stock. As of the date of this report, such lockup agreements have since expired, rendering the 14,300,000 previously subject to restriction, freely tradable by the respective owners of such common shares.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification by Paul Andrew Ruppanner, the Principal Executive Officer, Principal Financial Officer and Accounting Officer of Smart Kids Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Paul Andrew Ruppanner, the Principal Executive Officer, Principal Financial Officer and Accounting Officer of Smart Kids Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 18, 2009	By: /s/ PAUL ANDREW RUPPANNER
Name: Paul Andrew Ruppanner Title: President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)