Form 10-Q
period 2009-12-31
Smart Kids Group Inc.
filed 2010-02-11
CIK 1414295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 10, 2010, there were 129,087,000 shares of common stock outstanding and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	12/31/2009	6/30/2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$16,449	$78
Prepaid expenses	10,000	10,000
Total current assets	26,449	10,078

Fixed assets
Equipment, net	680	794

Other assets
Software development costs, net	882,200	824,200
Subscription receivable	100	100
Total other assets	882,300	824,300

Total assets	$909,429	$835,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable, trade	$330,615	$333,039
Due to related parties	1,396,665	1,251,243
Deposits from stock subscriptions	-	134,600
Total current liabilities	1,727,280	1,718,882
Total liabilities	1,727,280	1,718,882

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common Stock, $.0001 par value; 400,000,000 shares
authorized, 129,087,000 and 122,748,500 shares issued and outstanding	12,909	12,275
Additional paid-in-capital	779,974	192,758
Accumulated deficit during the development stage	(1,610,734)	(1,088,743)
Total stockholders' equity (deficit)	(817,851)	(883,710)

Total liabilities and stockholders' equity (deficit)	$909,429	$835,172

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the period
	For the three	For the three	For the six	For the six	February 11, 2003
	months ended	months ended	months ended	months ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

Operating expenses
Stock issued for past consideration	254,250	-	254,250	-	254,250
Production costs	3,000	-	3,000	-	76,571
Salaries and wages	75,598	68,600	151,196	116,200	569,596
General and administrative expenses	27,798	1,518	44,570	1,954	138,157
Legal and professional fees	36,109	20,300	68,861	81,736	563,131
Total operating expenses	396,755	90,418	521,877	199,890	1,601,705
Loss from operations	(396,755)	(90,418)	(521,877)	(199,890)	(1,601,705)

Other income (expense)
Depreciation	(57)	(57)	(113)	(113)	(9,029)
Total other income (expense)	(57)	(57)	(113)	(113)	(9,029)

Loss before provision for
income taxes	(396,812)	(90,475)	(521,990)	(200,003)	(1,610,734)
Provision for income taxes	-	-	-	-	-
Net loss	$(396,812)	$(90,475)	$(521,990)	$(200,003)	$(1,610,734)
Net loss per common share
(basis and diluted)	Nil	Nil	Nil	Nil	$(0.02)
Weighted average common shares
outstanding (basic and diluted)	125,751,060	121,178,500	123,398,975	121,178,500	66,155,615
Dividends paid per common share	$-	$-	$-	$-	$-
Nil = less than ($.01)
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the six	For the six	February 11, 2003
	months ended	months ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(521,990)	$(200,003)	$(1,610,734)
Adjustments to reconcile net income to cash
(used in) operating activities
Stock issued for services	35,000	-	35,000
Stock issued for past consideration	254,250	-	254,250
Depreciation and amortization	113	113	9,029
(Increase) decrease in
Prepaid expenses	-	-	(10,000)
Organizational costs	-	-	(8,575)
Subscriptions receivable	-	-	(100)
Increase (decrease) in
Accounts payable, trade	(2,424)	81,987	330,615
Due to related parties	145,422	209,198	1,396,666

Cash flows provided by (used in) operating activities	(89,629)	91,295	396,151

Cash flows from investing activities
Software/website development costs	(58,000)	(93,000)	(882,200)
Purchase of equipment	-	-	(1,134)

Cash flows (used in) investing activities	(58,000)	(93,000)	(883,334)

Cash flows from financing activities
Proceeds from the issuance of stock	164,000	-	503,632
Proceeds/payments - due from shareholder	-	(6,721)	-

Cash flows provided by (used in) financing activities	164,000	(6,721)	503,632

Net increase in cash	16,371	(8,426)	16,449

Cash and cash equivalents, beginning of period	78	8,986	-

Cash and cash equivalents, end of period	$16,449	$560	$16,449

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
December 31, 2009
Unaudited

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company’) was formed on February 11, 2003 under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of December 31, 2009, the Company was a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through December 31, 2009, the Company did not realize any revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended December 31, 2009 and 2008, respectively along with the period February 11, 2003 (date of inception) to December 31, 2009. These interim financial statements should be read in conjunction with the audited financial statements, which are contained in the Form 10-K as of and for the two year period ended June 30, 2009 filed with the SEC on October 13, 2009.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through December 31, 2009, the Company has not realized any revenue.

Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position no. 98 issued by the AICPA in March 1998. As of December 31, 2009 and June 30, 2009, the Company capitalized $882,200 and $824,200 for the costs incurred to-date. Management of the Company intends to amortize these costs over their estimated useful life when the Company realizes revenue.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of December 31, 2009, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2009 and June 30, 2009, the Company incurred accounts payable of $330,615 and $333,039, respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 3.    RELATED PARTY TRANSACTIONS

Due to Related Parties

As of December 31, 2009 and June 30, 2009, the Company incurred due to related parties of $1,396,665 and $1,251,243, respectively. The due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, license agreement and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	December 31, 2009 (unaudited)	June 30, 2009 (audited)

Employment contracts - officers	$1,212,454	$1,078,918
Licensing agreement	184,211	154,211
Unreimbursed expenses	-	18,114

Total due to related parties	$1,396,665	$1,251,243

Office Rent

The Company shares office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company shares office space at the residence of the President and Chief Executive Officer of the Company in Santé Fe, New Mexico at no cost.

For the six months ended December 31, 2009 and 2008, the rent expense was zero.

NOTE 4.    DEPOSITS FROM STOCK SUBSCRIPTIONS

Prior to June 30, 2009, the Company received $134,600 in total cash consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share.  During the six months ended December 31, 2009, the Company issued 1,346,000 of common stock in consideration of these stock subscriptions.

NOTE 5.    AGREEMENTS

Employment Agreements

Shergold

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Shergold at an annual salary as of $100,000. There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement.

For the six months ended December 31, 2009, the Company has determined that 50% of Mr. Shergold’s time was spent on software development and the related costs are being capitalized in accordance with Statement of Position no. 98 issued by the American Institute of Certified Public Accountants. The Company has determined that the remaining 50% of his time is spent on corporate and administrative matters and all of their related costs are expensed in the current period as incurred.

As of December 31, 2009 and June 30, 2009, the accrued and unpaid salary to Mr. Shergold was $470,096 and $438,660, respectively, including applicable US employment taxes.

Ruppanner

Effective August 1, 2005, the Company entered into an employment agreement with Mr. Ruppanner at an annual salary as of $100,000. There are no additional payments due to Mr. Ruppanner for work performed prior to the date of the employment agreement.  For the six months ended December 31, 2009, the Company has determined that 100% of Mr. Ruppanner time was spent on corporate and administrative matters and all of their related costs are expensed in the current period as incurred.

As of December 31, 2009 and June 30, 2009, the accrued and unpaid salary to Mr. Ruppanner was $481,558 and $438,660, respectively, including applicable US employment taxes.

Yakiwchuk

Effective December 31, 2007, the Company entered into an employment agreement with the Ms. Yakiwchuk at an annual salary of $120,000. There are no additional payments due to Ms. Yakiwchuk for work performed prior to the date of the employment agreement.

For the six months ended December 31, 2009, the Company has determined that 100% of Ms. Yakiwchuk’s time was spent on corporate and administrative matters and all costs are expensed in the current period as incurred.

As of December 31, 2009 and June 30, 2009, the accrued and unpaid salary to Ms. Yakiwchuk was $260,800 and $201,600, respectively, including applicable US employment taxes.

Zmudzki

Effective December 15, 2009, the Company entered into an employment agreement with the Mr. Zmudzki, serving as the Company’s CTO and CIO at an annual salary of $120,000.

As of December 31, 2009,  no payments were made to Mr. Zmudski under his employment agreement.

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

For the six months ended December 31, 2009, the licensing fees related to this agreement were $30,000. These costs are being reflected in the software development costs in the accompanying interim financial statements.
Consulting Agreements

Effective June 8, 2006, the Company entered into an advisory agreement which requires a monthly payment of $5,000. These costs are being reflected in the legal and professional expenses in the accompanying interim financial statements.

For the six months ended December 31, 2009, the consulting expense related to this agreement was $30,000.

NOTE 6.    INCOME TAXES

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $398,280 which expire in 2029.

Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

Future tax benefits related to temporary differences relate to the following as of December 31, 2009:

Gross deferred tax assets:

Net operating losses	$(1,610,734)
Accrued officers compensation	1,212,454

Total gross deferred tax assets	(398,280)

Less - valuation allowance	398,280

Net deferred tax assets	$-

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of December 31, 2009 did not satisfy the realization criteria and accordingly has recorded a valuation allowance for the entire gross tax asset.

NOTE 7.    STOCKHOLDERS’ EQUITY

As of December 31, 2009, the Company was authorized to issue 400,000,000 shares of common stock of which 129,087,000 common shares were issued and outstanding.

On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total cash consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements.

During the six months ended December 31, 2009, the Company issued 2,050,000 shares of restricted common stock of the Company to investors for total cash consideration of $164,000 at a per share price of $.08 under the Company’s Private Placement Memorandum dated August 2009.

During the six months ended December 31, 2008, the Company did not issue any shares of restricted common stock for cash consideration.

Stock for Services

During the six months ended December 31, 2009, the Company issued 400,000 shares of restricted common stock of the Company for services rendered on behalf of the Company. $35,000 is reflected in the statement of operations for the six months ended December 31, 2009 as general and administrative expenses.

During the six months ended December 31, 2008, the Company did not issue any shares of restricted common stock for services.

Stock for Past Consideration

During the six months ended December 31, 2009, the Company issued 2,542,500 shares of restricted common stock for past consideration.  Management of the Company determined a per share price of $.10 and accordingly recorded an expense of $254,250 for the three months ended December 31, 2009.

During the six months ended December 31, 2008, the Company did not issue any shares of restricted common stock for past consideration.

NOTE 8.    CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of December 31, 2009, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 9.    LIQUIDITY AND CAPITAL RESOURCES

The accompanying interim financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying interim financial statements, the Company experienced a net loss of $521,990 for the six months ended December 31, 2009 along with an accumulated deficit during the Company’s development stage of $1,610,734 as of December 31, 2009.

Between its inception on February 11, 2003 and December 31, 2009, the Company realized net proceeds of $503,632 from the sale of common stock of the Company.

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

On August 14, 2009, the United States Securities and Exchange Commission declared our Registration Statement on Form S-1 effective pursuant to which we registered an aggregate of 20,198,500 shares of common stock held by the selling stockholders named therein.  We will not receive any proceeds from any sales of the registered shares.

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

Note 10.    SUBSEQUENT EVENTS

As of February 11, 2010, the date the interim financial statements were available to be published, there are no subsequent events that are required to be recorded or disclosed in the accompanying interim financial statements as of and for the six months ended December 31, 2009.

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

Business Overview

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage corporation incorporated in the State of Florida on February 11, 2003. Since inception, we have not generated any revenues, and from inception to December 31, 2009, we have incurred a net loss of $1,610,734. As of December 31, 2009, we have $16,449 in cash-on-hand to fund our operations. In their report included in their audit for fiscal years ended June 30, 2009 and 2008, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

The issuances of restricted common stock made by the Company to date, pursuant to this Private Offering are as follows:

•	During the six months ended December 31, 2009, the Company issued 2,050,000 restricted shares of common stock for total cash consideration of $164,000.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $521,990 for the six months ended December 31, 2009 and had an accumulated deficit of $1,610,734 as of December 31, 2009. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. However, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern.

We have financed our operations to date from loans and the sale of equity securities. Our total current assets at December 31, 2009 were $26,449, compared to $10,078 at June 30, 2009. Total current assets consist of cash on hand and prepaid expenses. As of December 31, 2009, our cash on hand was $16,449 compared to $78.as of June 30, 2009. At December 31, 2009, our accounts receivable were $0, compared to $0 at June 30, 2009.

We have financed our operations to date from loans and the sale of equity securities and will continue to depend on such to fund our operations for the next 12 months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six months Ended
	December 31, 2009	December 31, 2008
Net Cash Used in Operating Activities	$(89,629)	91,295

Net Cash Used In Investing Activities	$(58,000)	(93,000)

Net Cash Provided by Financing Activities	$164,000	(6,721)

Effect of Exchange Rate on Cash	$—	—

Net Effect on Cash	$16,371	(8,426)

Cash at Beginning of Period	$78	8,986

Cash End of Period	$16,449	560

The following table sets forth the Company’s contractual obligations:

Contractual Obligations	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations	$				-
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long-Term Liabilities
Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$-	-	-	-	-

Results of Operations

As of December 31, 2009, our cash on hand was $16,449, compared to $78 as of June 30, 2009. This increase was due to sale of the Company’s restricted common stock.

As of December 31, 2009, our total assets were $909,429, compared to $835,172 as of June 30, 2009. This increase was primarily due to the increased capitalization of software development costs.

As of December 31, 2009, our total current liabilities were $1,727,280 compared to $1,718,882 as of June 30, 2009. This increase was nominal, however total current liabilities are comprised of accounts payable (trade) of $330,615 as of December 31, 2009, compared to $333,039 as of June 30, 2009 and amounts due to related parties of $1,396,665 as of December 31, 2009, compared to $1,251,243 at June 30, 2009.

Total Stockholders’ Deficit. Our stockholders’ deficit was $817,851 as of December 31, 2009 compared to $883,710 as of December 31, 2008.

Accounts Payable and Accrued Expenses. As of December 31, 2009, the Company incurred $330,615 in accounts payable. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Due to Related Parties. As of December 31, 2009, the Company incurred $1,396,665 in amounts Due to Related Parties. The amount due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, license agreement and unreimbursed operating expenses incurred by Richard Shergold, our Chief Development Officer, Chairman and majority shareholder.

During the six months ended December 31, 2009, the Company issued 2,050,000 shares of its restricted common stock for total consideration of $164,000.

These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Three months Ended December 31, 2009 Compared to Three months Ended December 31, 2008

Revenues. We had no revenues for the three months ended December 31, 2009. To date, we have not attained any revenues.

Net Loss. We had a net loss of $396,812 for the three months ended December 31, 2009 compared to $90,475 for the three months ended December 31, 2008. This increase was primarily due to an increase in the amount of incurred legal and professional fees, and officers’ compensation.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses increased from $90,418 for the three months ended December 31, 2008 to $396,755 for the three months ended December 31, 2009. This was primarily due to an increase in legal and professional fees from $20,300 to $36,109 in connection with costs incurred for the preparation of our required reporting and filings made to the Securities and Exchange Commission, which this Report is a part, an increase in general and administrative expenses from $1,518 to $27,798, an increase in salaries and wages from $68,600 to $75,598, and an increase in stock issued for past consideration from $0 to $254,250 as of December 31, 2009.

Six months Ended December 31, 2009 Compared to Six months Ended December 31, 2008

Revenues. We had no revenues for the six months ended December 31, 2009. To date, we have not attained any revenues.

Net Loss. We had a net loss of $521,990 for the six months ended December 31, 2009 compared to $200,003 for the six months ended December 31, 2008. This increase was primarily due to an increase in the amount of incurred legal and professional fees, officers’ compensation, and stock issued for past consideration.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses increased from $199,890 for the six months ended December 31, 2008 to $521,877 for the six months ended December 31, 2009. This increase was primarily due to an increase in salaries and wages from $116,200 to $151,196, an increase in general and administrative expenses from $1,954 to $44,570 and an increase in stock issued for past consideration from $0 to $254,250 as of December 31, 2009.

Liquidity and Capital Resources

Cash Balance. As of December 31, 2009, we had $16,449 in cash on-hand. In connection with their audit of our 2009 financial statements, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying interim financial statements, the Company experienced a net loss of $396,812 and $521,990 for the three and six months ended December 31, 2009, respectively, along with an accumulated deficit during the Company’s development stage of $1,610,734 as of December 31, 2009.

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

On August 14, 2009, the United States Securities and Exchange Commission declared our Registration Statement on Form S-1 effective pursuant to which we registered an aggregate of 20,198,500 shares of common stock held by the selling stockholders named therein.  We will not receive any proceeds from any sales of the registered shares.

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

Since inception of the business, February 11, 2003 and through December 31, 2009, the Company has not realized any revenue.

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

The Company accounts for its software development costs for its products in accordance with Statement of Position #98 issued by the AICPA in March 1998. As of December 31, 2009, the Company capitalized $882,200 for the costs incurred to-date. Management intends to amortize these costs over their estimated useful life when the Company realizes revenue.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on limited and inexperienced personnel at the executive level. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total cash consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements. These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

During the six months ended December 31, 2009, the Company issued 2,050,000 shares of restricted common stock of the Company to investors for total cash consideration of $164,000 at a per share price of $.08 under the Company’s Private Placement Memorandum dated August 2009. These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

During the six months ended December 31, 2008, the Company did not issue any shares of restricted common stock for cash consideration.

Stock for Services

During the six months ended December 31, 2009, the Company issued 400,000 shares of restricted common stock of the Company for services rendered on behalf of the Company. $35,000 is reflected in the statement of operations for the six months, ended December 31, 2009 as general and administrative expenses. These shares were issued without registration under the Securities Act of 1933, as amended, under the exemption afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering.

During the six months ended December 31, 2008, the Company did not issue any shares of restricted common stock for services.

Stock for Past Consideration

During the six months ended December 31, 2009, the Company issued 2,542,500 shares of restricted common stock for past consideration.  Management of the Company determined a per share price of $.10 and accordingly recorded an expense of $254,250 for the three months ended December 31, 2009. These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

During the six months ended December 31, 2008, the Company did not issue any shares of restricted common stock for past consideration.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

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

Date: February 11, 2010

By:
Name: Paul Andrew Ruppanner Title: President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)