Form 10-Q
period 2010-03-31
Smart Kids Group Inc.
filed 2010-05-12
CIK 1414295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-153294

SMART KIDS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	05-0554762
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9768-170 Street Suite 234 Edmonton, Alberta	T5T5L4
(Address of Principal Executive Offices)	(Zip Code)

(780) 222- 6257

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

As of May 12, 2010, there were 129,962,000 shares of common stock outstanding and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements.
SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Balance Sheets

	3/31/2010	6/30/2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$48,060	$78
Prepaid expenses	10,000	10,000
Total current assets	58,060	10,078

Fixed assets
Equipment, net	624	794

Other assets
Software development costs, net	882,200	824,200
Subscription receivable	100	100
Total other assets	882,300	824,300

Total assets	$940,984	$835,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable, trade	$332,651	$333,039
Due to related parties	1,403,850	1,251,243
Deposits from stock subscriptions	-	134,600
Notes payable	6,069	-
Total current liabilities	1,742,570	1,718,882
Total liabilities	1,742,570	1,718,882

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common Stock, $.0001 par value; 400,000,000 shares authorized, 129,962,000 and 122,748,500 shares issued and outstanding	12,997	12,275
Additional paid-in-capital	849,886	192,758
Accumulated deficit during the development stage	(1,664,469)	(1,088,743)
Total stockholders' equity (deficit)	(801,586)	(883,710)

Total liabilities and stockholders' equity (deficit)	$940,984	$835,172

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the period
	For the three	For the three	For the nine	For the nine	February 11, 2003
	months ended	months ended	months ended	months ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Operating expenses
Stock issued for past consideration	-	-	254,250	-	254,250
Production costs	-	-	3,000	-	76,571
Salaries and wages	-	21,000	151,196	137,200	569,596
General and administrative expenses	13,560	47,620	58,130	49,574	151,717
Legal and professional fees	40,049	36,673	108,910	118,410	603,180
Total operating expenses	53,609	105,293	575,486	305,184	1,655,314

Loss from operations	(53,609)	(105,293)	(575,486)	(305,184)	(1,655,314)

Other income (expense)
Depreciation	(57)	(57)	(170)	(170)	(9,086)
Interest expense	(69)	-	(69)	-	(69)
Total other income (expense)	(126)	(57)	(239)	(170)	(9,155)

Loss before provision for income taxes	(53,735)	(105,350)	(575,725)	(305,354)	(1,664,469)

Provision for income taxes	-	-	-	-	-

Net loss	$(53,735)	$(105,350)	$(575,725)	$(305,354)	$(1,664,469)

Net loss per common share (basis and diluted)	Nil	Nil	Nil	Nil	$(0.02)

Weighted average common shares outstanding (basic and diluted)	129,137,794	122,748,000	124,891,089	122,748,000	67,900,894

Dividends paid per common share	$-	$-	$-	$-	$-

Nil = less than $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the nine	For the nine	February 11, 2003
	months ended	months ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(575,725)	$(305,354)	$(1,664,469)
Adjustments to reconcile net income to cash (used in) operating activities
Stock issued for services	35,000	-	35,000
Stock issued for past consideration	254,250	-	254,250
Depreciation and amortization	170	170	9,086
(Increase) decrease in
Prepaid expenses	-	-	(10,000)
Organizational costs	-	-	(8,575)
Subscriptions receivable	-	-	(100)
Increase (decrease) in
Accounts payable, trade	(321)	187,296	332,719
Due to related parties	152,608	244,064	1,403,851

Cash flows (used in) operating activities	(134,018)	126,176	351,762

Cash flows from investing activities
Software/website development costs	(58,000)	(129,000)	(882,200)
Purchase of equipment	-	-	(1,134)

Cash flows (used in) investing activities	(58,000)	(129,000)	(883,334)

Cash flows from financing activities
Proceeds borrowings - note payable	6,000	-	6,000
Proceeds from the issuance of stock	234,000	-	573,632
Proceeds/payments - due from shareholder	-	(5,682)	-

Cash flows provided by financing activities	240,000	(5,682)	579,632

Net increase in cash	47,982	(8,507)	48,060

Cash and cash equivalents, beginning of period	78	8,986	-

Cash and cash equivalents, end of period	$48,060	$479	$48,060

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
March 31, 2010
Unaudited

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company’) was formed on February 11, 2003 under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of March 31, 2010, the Company was a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through March 31, 2010, the Company did not realize any revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended March 31, 2010 and 2009, respectively along with the period February 11, 2003 (date of inception) to March 31, 2010. These interim financial statements should be read in conjunction with the audited financial statements, which are contained in the Form 10-K as of and for the two year period ended June 30, 2009 filed with the SEC on October 13, 2009.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through March 31, 2010, the Company has not realized any revenue.

Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position no. 98 issued by the AICPA in March 1998. As of March 31, 2010 and June 30, 2009, the Company capitalized $882,200 and $824,200 for the costs incurred to-date. Management of the Company intends to amortize these costs over their estimated useful life when the Company realizes revenue.

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

As of March 31, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2010 and June 30, 2009, the Company incurred accounts payable of $332,651 and $333,039, respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 3.	NOTES PAYABLE

On March 10, 2010, the Company received funds from an unrelated party in the amount of $6,000.  The terms of the note payable are 20% interest per annum with a due date of three months from the date of the note.

As of March 31, 2010, the accrued interest of $69 is being recorded as interest expense in the accompanying financial statements.

NOTE 4.	RELATED PARTY TRANSACTIONS

Due to Related Parties

As of March 31, 2010 and June 30, 2009, the Company incurred amounts due to related parties of $1,403,850 and $1,251,243 respectively. The due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, the license agreement and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	March 31, 2010 (unaudited)	June 30, 2009 (audited)

Employment contracts - officers	$1,190,812	$1,078,918
Licensing agreement	184,211	154,211
Unreimbursed expenses	28,827	18,114

Total due to related parties	$1,403,850	$1,251,243

Office Rent

The Company shares office space at the residence of the Chairman of the Board, President, and Chief Development Officer located in Edmonton, Canada at no cost.

For the nine months ended March 31, 2010 and 2009, the rent expense was zero.

NOTE 5.	DEPOSITS FROM STOCK SUBSCRIPTIONS

Prior to June 30, 2009, the Company received $134,600 in total cash consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share.  During the nine months ended March 31, 2010, the Company issued 1,346,000 of common stock in consideration of these stock subscriptions.

NOTE 6.	AGREEMENTS

Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer accrue any salaries, license fees, and consulting fees until further notice.

Employment Agreements

For the nine months ended March 31, 2010, officers’ salaries were $179,196, including the applicable United States employment taxes of which $28,000 has been determined by the Company’s management to be capitalized as part of the software development costs and $151,196 as salaries and wages in the accompanying interim financial statements.

Licensing Agreement – Smart Kids International Holdings, Inc.

All intellectual property including the trademarks and work product that the Company currently works with are under an exclusive sublicense agreement with Smart Kids International Holdings, Inc., (“SKIH”) who leases all of the intellectual property from Mr. Shergold, the Company’s Chairman of the Board, President and Chief Development Officer. The agreement was effective June 20, 2005, at an annual fee of $60,000.

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

For the nine months ended March 31, 2010, the licensing fees related to this agreement were $30,000.

Consulting Agreements

Effective June 8, 2006, the Company entered into an advisory agreement which requires a monthly payment of $5,000. These costs are being reflected in the legal and professional expenses in the accompanying interim financial statements.

For the nine months ended March 31, 2010, the consulting expense related to this agreement was $30,000.

NOTE 7.	INCOME TAXES

As of March 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $464,502 which expire in 2029. Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

Future tax benefits related to temporary differences relate to the following as of March 31, 2010:

Gross deferred tax assets:
Net operating losses	$(1,655,314)
Accrued officers compensation	1,190,812
Total gross deferred tax assets	(464,502)
Less - valuation allowance	464,502
Net deferred tax assets	$-

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of March 31, 2010 did not satisfy the realization criteria and accordingly has recorded a valuation allowance for the entire gross tax asset.

NOTE 8.	STOCKHOLDERS’ EQUITY

As of March 31, 2010, the Company was authorized to issue 400,000,000 shares of common stock of which 129,962,000 common shares were issued and outstanding.

During the nine months ended March 31, 2010, the Company issued 2,925,000 shares of restricted common stock of the Company to investors for total cash consideration of $234,000 at a per share price of $.08 under the Company’s Private Placement Memorandum dated August 2009.

On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total cash consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements.

During the nine months ended March 31, 2009, the Company did not issue any shares of restricted common stock for cash consideration.

Stock for Services

During the nine months ended March 31, 2010, the Company issued 400,000 shares of restricted common stock of the Company for services rendered on behalf of the Company at a per share price of $.08. $35,000 is reflected in the statement of operations for the nine months, ended March 31, 2010 as general and administrative.

During the nine months ended March 31, 2009, the Company did not issue any shares of restricted common stock for services.

Stock for Past Consideration

During the nine months ended March 31, 2010, the Company issued 2,542,500 shares of restricted common stock for past consideration.  Management of the Company determined a per share price of $.10 and accordingly recorded an expense of $254,250 during the nine months ended March 31, 2010.

During the nine months ended March 31, 2009, the Company did not issue any shares of restricted common stock for past consideration.

NOTE 9.	CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of March 31, 2010, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 10.	LIQUIDITY AND CAPITAL RESOURCES

The accompanying interim financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying interim financial statements, the Company experienced a net loss of $575,725 for the nine months ended March 31, 2010 along with an accumulated deficit during the Company’s development stage of $1,664,469 as of March 31, 2010.

On August 14, 2009, the United States Securities and Exchange Commission issued the Company a Notice of Effectiveness for the Form S-1; Registration under the Securities Act of 1933. The Company registered 20,198,500 common shares of the Company.

During the nine months ended March 31, 2010, the Company raised $234,000 in the form of equity and $6,000 in the form of debt for a total of $240,000.

Between its inception on February 11, 2003 and March 31, 2010, the Company realized net proceeds of $573,632 from the sale of common stock of the Company.

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

As of May 12, 2010, the date the interim financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying interim financial statements as of and for the nine months ended March 31, 2010.

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

Business Overview

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage corporation incorporated in the State of Florida on February 11, 2003. Since inception, we have not generated any revenues, and from inception to March 31, 2010, we have incurred a net loss of $1,664,469. As of March 31, 2010, we have 48,060 in cash-on-hand to fund our operations. In their report included in their audit for fiscal years ended June 30, 2009 and 2008, our auditors expressed substantial doubt as to our ability to continue as a going concern.

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

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. Upon the obtainment of additional funds, we also plan to develop a character based children’s TV series for release in late 2010 or early 2011 entitled “The Adventures of Bert and Claire”. We anticipate that we will require approximately $9 million to complete and launch and market this new TV Series.

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

The issuances of restricted common stock made by the Company to date, pursuant to this Private Offering are as follows:

•	During the nine months ended March 31, 2010, the Company issued 2,925,000 restricted shares of common stock for total cash consideration of $234,000.

GOING CONCERN

The financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $575,725 for the nine months ended March 31, 2010 and as of March 31, 2010 had an accumulated deficit of $1,664,469. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. However, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern.

We have financed our operations to date from loans and the sale of equity securities. Our total current assets at March 31, 2010 were $940,984, compared to $835,172 at June 30, 2009. Total current assets consist of cash on hand and prepaid expenses. As of March 31, 2010, our cash on hand was $48,060 compared to $78 as of June 30, 2009. At March 31, 2010, our accounts receivable were $0.00, compared to $0.00 at June 30, 2009, and we have not generated any revenue as of the date of this report since our inception.

We have financed our operations to date from loans and the sale of equity securities and will continue to depend on such to fund our operations for the next 12 months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended
	March 31, 2010	March 31, 2009
Net Cash (Used in) Provided by Operating Activities	$(134,018)	126,176

Net Cash Used In Investing Activities	$(58,000)	(129,000)

Net Cash Provided by (Used In) Financing Activities	$240,000	(5,682)

Effect of Exchange Rate on Cash	$—	—

Net Effect on Cash	$—	—

Cash at Beginning of Period	$78	8,986

Cash End of Period	$48,060	479

The following table sets forth the Company’s contractual obligations:

Contractual Obligations	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations					$-
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$-	-	-	-	-

Results of Operations

As of March 31, 2010, our cash on hand was $48,060, compared to $78 as of June 30, 2009. This increase was due to sale of the Company’s restricted common stock.

As of March 31, 2010, our total assets were $940,984, compared to $835,172 as of June 30, 2009. This increase was primarily due to the increased capitalization of software development costs and an increase in cash of approximately $48,000.

As of March 31, 2010, our total current liabilities were $1,742,570 compared to $1,718,882 as of June 30, 2009. This increase was nominal, however total current liabilities are comprised of accounts payable (trade) of $332,651 as of March 31, 2010, compared to $333,039 as of June 30, 2009 and amounts due to related parties of $1,403,850 as of March 31, 2010, compared to $1,251,243 at June 30, 2009. In March 2010, the Company secured $6,000 in debt financing from an unrelated party.

Total Stockholders’ Deficit. Our stockholders’ deficit was $801,586 as of March 31, 2010 compared to $883,710 as of June 30, 2009.

Accounts Payable and Accrued Expenses. As of March 31, 2010, the Company incurred $332,651 in accounts payable. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Due to Related Parties. As of March 31, 2010 (since inception), the Company has incurred $1,403,850 in amounts Due to Related Parties. The amount due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, license agreement and unreimbursed operating expenses incurred by Richard Shergold, our President, Chief Executive Officer, Chief Creative Officer, Chairman and majority shareholder.

During the nine months ended March 31, 2010, the Company issued 2,925,000 restricted shares of common stock for total cash consideration of $234,000.

These securities were issued under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Three months Ended March 31, 2010 Compared to Three months Ended March 31, 2009

Revenues. We had no revenues for the three months ended March 31, 2010. To date, we have not attained any revenues.

Net Loss. We had a net loss of $53,735 for the three months ended March 31, 2010 compared to $105,350 for the three months ended March 31, 2009. This decrease was primarily due to a decrease in the amount of incurred legal and professional fees, and officers’ compensation.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses decreased from $105,293 for the three months ended March 31, 2009 to $53,609 for the three months ended March 31, 2010. This was primarily due to a decrease in general and administrative expenses from $47,620 to $13,560, and the Company’s decision to suspend the accrual of all executive management salaries as of January 1, 2010, which resulted in a decrease in salaries and wages from $21,000 as of March 31, 2009 to $0 as of March 31, 2010 when comparing the respective time periods.

Nine months Ended March 31, 2010 Compared to Nine months Ended March 31, 2009

Revenues. We had no revenues for the nine months ended March 31, 2010. To date, we have not attained any revenues.

Net Loss. We had a net loss of $575,725 for the nine months ended March 31, 2010 compared to $305,354 for the nine months ended March 31, 2009. This increase was primarily due to an increase in the amount of incurred legal and professional fees, officers’ compensation, and stock issued for past consideration.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses increased from $305,184 for the nine months ended March 31, 2009 to $575,486 for the nine months ended March 31, 2010. This increase was primarily due to an increase in salaries and wages from $137,200 as of March 31, 2009 to $151,196 as of March 31, 2010, an increase in general and administrative expenses from $49,574 as of March 31, 2009 to $58,130 as of March 31, 2010, and an increase in stock issued for past consideration from $0 as of March 31, 2009 to $254,250 as of March 31, 2010.

As mentioned above, in an effort to reduce our net loss and total liabilities, the Company decided to suspend the accrual of all executive management salaries as of January 1, 2010 for the foreseeable future.

Liquidity and Capital Resources

Cash Balance. As of March 31, 2010, we had $48,060 in cash on-hand. In connection with their audit of our 2009 financial statements, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying interim financial statements, the Company experienced a net loss of $53,735 and $575,725 for the three and nine months ended March 31, 2010, respectively, along with an accumulated deficit during the Company’s development stage of $1,664,469 as of March 31, 2010.

Management believes that additional capital will be required to fund operations through the year ending June 30, 2010 and beyond, as it attempts to generate revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 14, 2009, the United States Securities and Exchange Commission declared our Registration Statement on Form S-1 effective pursuant to which we registered an aggregate of 20,198,500 shares of common stock held by the selling stockholders named therein. We did not receive any proceeds from any sales of the registered shares.

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

Since inception of the business, February 11, 2003 and through March 31, 2010, the Company has not realized any revenue.

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

f.      Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position #98 issued by the AICPA in March 1998. As of March 31, 2010, the Company capitalized $882,200 for the costs incurred to-date. Management intends to amortize these costs over their estimated useful life when the Company realizes revenue.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures had the following deficiency:

•
We were unable to maintain any segregation of duties within our business operations due to our reliance on limited and inexperienced personnel at the executive level. While this control deficiency did not result in any audit adjustments to our 2007 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Private Offerings

During the nine months ended March 31, 2010, the Company issued 2,925,000 shares of restricted common stock of the Company to investors for total cash consideration of $234,000 at a per share price of $0.08 under the Company’s Private Placement Memorandum dated August 2009.

On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total cash consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements.

Stock for Services

During the nine months ended March 31, 2010, the Company issued 400,000 shares of restricted common stock of the Company for services rendered on behalf of the Company at a per share price of $0.08. The amount of $35,000 is reflected in the statement of operations for the nine months, ended March 31, 2010 as general and administrative.

During the nine months ended March 31, 2009, the Company did not issue any shares of restricted common stock for services.

Stock for Past Consideration

During the nine months ended March 31, 2010, the Company issued 2,542,500 shares of restricted common stock for past consideration.  Management of the Company determined a per share price of $.10 and accordingly recorded an expense of $254,250 during the nine months ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification by Richard Shergold, the Principal Executive Officer, Principal Financial Officer and Accounting Officer of Smart Kids Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Richard Shergold, the Principal Executive Officer, Principal Financial Officer and Accounting Officer of Smart Kids Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: May 12, 2010

By: /s/ RICHARD SHERGOLD
Name: Richard Shergold Title: President, Chief Executive Officer, Chief Creative Officer and Chairman (Principal Executive Officer, Principal Financial and Accounting Officer)