Form 10-K
period 2010-06-30
Smart Kids Group Inc.
filed 2010-10-14
CIK 1414295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-153294

SMART KIDS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

Suite 109, 2005 Tree Fork Lane
Longwood, FL 32750
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 12, 2010 was approximately $451,000 based upon the reported closing sale price of such shares on the Over-the-Counter Bulletin Board (OTCBB) for that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 14, 2010, there were 354,917,209 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Table of Contents

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

Item 1. Description of Business

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage corporation incorporated in the State of Florida on February 11, 2003. From inception to the present, we have not generated any revenues, and from inception to June 30, 2010, we have incurred a net loss of $2,261,473. As of June 30, 2010, we have $112 in cash on hand to fund our operations. In their report included in their audit for fiscal year ended June 30, 2010, our auditors expressed substantial doubt as to our Company’s ability to continue as a going concern.

Using intellectual property we sublicense from affiliate companies as the basis for our product lines, we develop and produce educational and entertaining media products (television shows, video, music and books) relating to the licensed Be Alert Bert® character and his friends, and the licensed Gina D Brand Library®. Our media products are intended to entertain and educate children ranging from the age of six through twelve years old with a particular focus on children’s personal safety, health and fitness and related issues. Our products are sometimes referred to in this report as “Edutainment products.” Edutainment is a genre of children’s products that serve to educate as well as entertain children.

3D Future Vision, Inc. Exclusive Licensing Agreement

Effective September 9, 2010, SKGP and 3D Future Vision, Inc., a Florida corporation ("3DFV”), entered into a License Agreement (the “License Agreement”) on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV grants certain rights under its proprietary intellectual property related to the Gina D Brand Library® inventory (“Licensed IP”) to SKGP to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in the sole discretion of the Company.

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Co-Chairman of the Board of Directors, who currently owns 156,949,209 shares (44.22%). This issuance to 3DFV will amount to approximately 156,949,209 shares of the Company’s common stock. As of October 14, 2010, 3DFV has been issued 100,000,000 shares of restricted common stock; the remaining shares of restricted common stock have yet to be issued subject to the requisite filings with the SEC to increase the number of authorized shares of common stock.   In addition, 3DFV’s President, Mr. Joseph DiFrancesco, has been appointed as the SKGP’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco was granted the right to appoint an additional board member in his sole and absolute discretion, and he subsequently appointed Mr. Michael Gibilisco for consideration.

At the time of the pending merger, 3DFV and Richard Shergold will be issued the number restricted common shares for the amount agreed upon which is 200 million shares each in total.  A change of control clause exists in the licensing agreement for SKIH, but will be amended to be an even split between SKGP and 3DFV.

There are no material relationships between the Company or its affiliates and any of the parties to the License Agreement, other than with respect to the License Agreement.

The exclusive license gives SKGP exclusive worldwide rights to the Gina D Brand Library® and creates a working partnership with 3D Future Vision in an effort to create a revenue stream by marketing and selling DVD's, CD's, toys, and other ancillary products derived from the Gina D Brand Library® of television programs, valued at $7,500,000. In addition, the license allows SKGP to sell 2D to 3D conversions of content and sell 3D digital displays to generate advertising revenues.

Provided that all monetary terms and conditions of the Licensing Agreement, the Addendums and Amendments to the Licensing Agreement are met, the license shall remain in force. Should there be a breach in the Agreement, or if SKGP fails to remain on the OTCBB, the License will terminate. This should be considered a material risk to investing in our Company, as failure to maintain the licensing agreement could potentially have a devastating effect on our ability to continue operations.

The Gina D Brand Library® television programs can be seen worldwide over 30 times a week on major Christian cable and broadcast television networks including: the Trinity Broadcasting Network (TBN), the Smile of a Child 24/7 Network, the Christian Television Network (CTN), the World Harvest-LeSea Network (WHT), the Victory Television Network (VTN), the AMGTV Network, and the TCT Television Network through the following broadcast stations, DIRECTV, Dish Network, Sky Angel, Comcast, Brighthouse Network and a number of other Christian and Family cable networks and Broadcast Stations. The programs can be seen in the following geographic territories: United States, Europe, Middle East, Australia, New Zealand, S.E. Asia, Africa, Russia and on Canada's own Miracle Channel.

To capitalize on all of the current television exposure, SKGP plans to raise money to distribute and promote “Sing Along with Gina D & Bert The Bee” a pre-school family Television Special, DVD’s and CD’s to be sold domestically and internationally narrated in English by American “Radio Icon” Casey Kasem and in Spanish. SKGP will also manufacture and distribute all the “Gina D Brand Library® products consisting of 57 DVD’s and over 340 Original Song CD’s & Music Videos which are all owned by 3DFV and licensed to the Company. SKGP plans on distributing the Gina D Brand Library® products through large retail outlets and large books stores. Additionally these products are anticipated to be sold over the Internet by online retailers. To accomplish this, the Company will need to raise substantial additional financing. As of the date of this report, no such contractual arrangements have been made to distribute the Company’s products as described above, and no such financing has been attained.

Richard Shergold Exclusive Licensing Agreement

All intellectual property relating to Be Alert Bert® including the trademarks and work product that the Company currently works with are under an exclusive sublicense agreement with Smart Kids International Holdings, Inc., (“SKIH”) which leases all of the intellectual property relating to Be Alert Bert® from Mr. Shergold, the Company’s President, Chief Creative Officer and Co-Chairman of the Board. This sublicense agreement has been effective since June 20, 2005, at an annual fee of $60,000. Effective January 1, 2010, this licensing agreement was the subject of the Board of Directors’ resolution to no longer accrue licensing fees for this agreement until further notice. On June 25, 2010, 18,421,000 restricted common shares were issued in exchange for the outstanding and accrued licensing fees as of December 31, 2009 in the amount $184,211 at a per share price of $0.01.

The term of the sublicense agreement is 25 years. We also have the option to extend the sublicense agreement in perpetuity. The royalty fee under the sublicense agreement is $5,000 per month. SKIH has the right to terminate, if not otherwise cured within 45 days after notice, the sublicense agreement in the event we become insolvent, file bankruptcy proceedings either voluntary or involuntary, abandon the sublicense, assign the sublicense without SKIH’s written consent, fail to observe or perform any of our obligations under the sublicense agreement, or if there is a change of control of our Company. Upon the expiration or termination of the sublicense agreement, we have the right to sell any licensed products on hand as of the expiration date or termination of the sublicense agreement subject to the payment of royalties to SKIH, if applicable.

The sublicense allows us to use the trademarks, domain names and copyrights, concepts and characters in connection with the manufacture, distribution, sale, global advertisement, and otherwise ability to profit from the products relating to such Be Alert Bert® intellectual property. Our sublicense also permits us to create new stories and products utilizing the sublicensed intellectual property and to license and otherwise profit from those newly created stories and products. All newly created stories and products generated from the sublicensed intellectual property will be owned by us, without any additional payment owed to SKIH aside from the monthly royalty fee.

The licensed intellectual property relating to Be Alert Bert® television series consist of 31 episodes featuring “Bert the Bee” and are available in both English and Spanish. We intend to generate revenue from this series through licensing contracts with TV stations and through sales to the public through our planned “Smart Kids Community” website discussed below. There are currently no residual revenues being generated by the television series because the licensing fees were paid up front on a one-time, flat-fee basis, and the contract term is still active. Upon expiration of the existing terms pursuant to our outstanding licensing agreements with TV stations, we will attempt to renegotiate renewal agreements upon similar terms or through bartering for advertisement TV time. License renewals are expected to commence towards the end of 2010.

Pursuant to our sublicense, we sublicense the Be Alert Bert® television series that is copyrighted and owned by Richard Shergold, and exclusively sublicensed, through SKIH, to our Company. The series consist of 31 episodes featuring “Bert the Bee” and music, and these episodes are available in both English and Spanish. Our Company intends to generate revenue from the Be Alert Bert® series through licensing contracts to TV stations and sales to the public via e-commerce sales from our upcoming website discussed below. There are currently no residual revenues being generated by this television series because the licensing fees were paid up front on a one-time, flat-fee basis, and the contract term is still active. Upon expiration of the existing terms pursuant to our outstanding licensing agreements with TV stations, we will attempt to renegotiate renewal agreements upon similar terms. License renewal negotiations are currently underway. The Company anticipates that any renewed licenses will be for a one-time fee. The Company does not yet know what such renewal fees will be and will depend on various factors, including competition and licensees’ economic budgets. Furthermore, there is no guarantee that the Company will be able to negotiate any renewal, and if such renewals are attained, there are no guarantees that such renewals will be on favorable terms to the Company. In addition to negotiating for licensing fees with TV stations for the TV series, our Company also plans to exchange (barter) placement of our Be Alert Bert® TV series with networks and local stations that do not choose to license the Be Alert Bert TV Series for a fee, in exchange for commercial air time in which we will run ads to attract visitors to our website. Richard Shergold has extensive experience with the barter process which is a common practice in the TV industry. The Company’s commercials, yet to be developed (currently planned at 4), will be produced from existing Be Alert Bert® TV series footage. They will be developed and edited by Richard Shergold. The commercials will then be provided to our future sales team to use in their licensing sales meetings with TV stations/outlets.

Be Alert Bert®:

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

Copyrighted Television Series:

The “Be Alert Bert” television series is copyrighted and owned by Richard Shergold, and sublicensed, through SKIH, to our Company exclusively. The series consist of 31 episodes featuring “Bert the Bee” and music, and these episodes are available in both English and Spanish. Our Company intends to generate revenue from these series through licensed sales to TV stations and sales to the public via e-commerce sales from our upcoming Smart Kids Community website. There are currently no revenues being generated by this television series because the licensing revenue was paid up front and the contract term is still active. License renewals are expected to begin in mid-2009. Furthermore, there is no guarantee that the Company will be able to negotiate any renewal, and if such renewals are attained, there are no guarantees that such renewals will be on favorable terms to the Company.

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

Mr. Shergold owns and has Trademarked Be Alert Bert™ with the United States Patent and Trademark Office.

Mr. Shergold owns and has Trademarked Be Aware Clare™ with the Canadian Patent and Trademark Office.

Our Business Plan

We plan to use our licensed children-oriented characters, Be Alert Bert® and Gina D Brand Library® and products as a common theme to develop our main children’s website, “Smart Kids Community”, which we intend to launch in the First Quarter of 2011 contingent upon our ability to obtain sufficient financing. We anticipate obtaining such financing through the sales of our equity securities, however no offerings of our securities have been planned to date. The Company anticipates charging an annual membership fee (after a 30 day trial period) which will provide customers with access to some of our content, and we intend to offer for sale our current line of videos, music, books and other Intellectual Property content that we sublicense, as well as new content and merchandise we intend to develop and own. The website membership fee is anticipated to be $19.99 per family/per year. Revenue from this source is intended to provide short term operating funds for the company. We anticipate that we will require approximately US $2,000,000 to complete, launch and properly market this website for the website to reach its anticipated potential. Obstacles to successful revenue generation which may prevent us from achieving our goals include lack of sufficient funding to build the planned website, general lack of discretionary spending by parents due to global economic difficulties and rejection of the benefits of the site by the target demographic.

All “Smart Kids Community” website features and functions represented in this report are planned and not developed. The Company has completed the plans by documenting our functional requirements for the site in a typewritten list and reviewed them with two potential website development companies for them to assess efficacy. The site has been planned with functional requirements completed by our management team in preparation for development and launch, which is contingent upon financing. It is the Company’s intention to obtain the necessary financing for completing and launching the “Smart Kids Community” website through the sale of equity securities in the near future. Functional requirements include identification and documentation of key site technology components. Similar to an architect’s plans for constructing buildings, functional requirements are the components desired in the construction of a website. Management has considered what capabilities they plan to implement in the website (e.g. downloading videos or sending an e-mail) and have incorporated their decisions into a plan which was communicated to a website developer in the form of “key site technology components”. Representative components are:

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

Quality Control

The Company will have complete control and approval of any and all content it delivers to the public and particularly on its website. The Company plans to assemble a Board of Advisors from related content fields (such as teachers, counselors and parents) and as well as staff professionals from appropriate disciplines. The Company plans to initially invite a group of six (two teachers of 6-12 year olds; two parents of 6-12 year olds and two school counselors of 6-12 year olds) to serve on the Board of Advisors on a voluntary basis for no compensation other than a set of DVD’s produced from the Be Alert Bert® and Gina D Brand Library® TV series. The initial Board of Advisors will be requested to advise the Company on their recommended composition of a permanent Advisory Board and the specific skill sets the company should consider when hiring permanent professional staff. We anticipate that we will be required to compensate the permanent Advisory Board, however no such compensation arrangements have been planned to date.

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

Strategic Business Plan

Generating Revenue and Financing Plans for the Short-Term

In the short term, the Company plans to generate revenues and operating capital with three initiatives:

•	The sale of equity securities.
•	The licensing/re-licensing of the existing Be Alert Bert® and Gina D Brand Library® TV series to stations worldwide. The expected revenue from this initiative will not be significant.
•	Receipt of annual Smart Kids Community website membership fees ($19.99 per family). The expected revenue from this initiative will not be significant in the first several months of operation.

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

Assuming sufficient capital funding as described above, the Company’s operational plans are based on a planned two stage growth strategy:

•	Phase 1 – Renew and Increase Licenses for the Existing Be Alert Bert® and Gina D Brand Library® Series by the year ended June 30, 2011
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

o
All existing licenses are currently up for renewal and the Company has contacted the current licensees and has received verbal commitment that the licenses will be renewed. No renewals are currently contracted.

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

•	Phase 2 – Develop and Launch ‘Smart Kids Community,” a Community website for Kids
o
All “Smart Kids Community” website features and functions represented in this filing are planned and not developed. The site has been planned with functional requirements completed by our management team in preparation for development and launch, which is contingent upon financing. It is our intention to obtain the necessary financing for completing and launching the “Smart Kids Community” website through the sale of equity securities in the near future. Functional requirements include identification and documentation of key site technology components. Similar to an architect’s plans for constructing buildings, functional requirements are the components desired in the construction of a website

o
“Smart Kids Community” is planned to be a 3D animated membership website based on Be Alert Bert® and Gina D Brand Library® and other characters and is planned to be the Company’s primary revenue producer. Please note that all website features and functions discussed in this section with respect to “Smart Kids Community” are planned and have not been developed. Although in perpetual development, once launched, the “Smart Kids Community” membership website is anticipated to generate sign-up revenue immediately upon release. The rate of membership sign-ups may also be slow in the first months because of the optional 30 day trial period and the time it could take for our Internet marketing initiatives to take effect. We believe that the primary catalyst for website visits and memberships will be the “re-release” of our TV series Be Alert Bert® and Gina D Brand Library® at the completion of Phase 1. While we anticipate that we will gain website membership revenues upon the website’s launch, we face many obstacles for attaining revenues, included but not limited to the fact that our marketing initiatives are not in place, and we have relatively no brand recognition to date.

o	The membership fee is anticipated to be $19.99 per family/per year. Revenue from this source will provide short term operating funds for the company.
o	The site is planned to contain the following major features:
▪
Utilizing the Be Alert Bert® and Gina D Brand Library® licenses, the website will have sections dedicated to health, safety, education and fitness that we intend to be sponsored by corporations. For example, we will attempt to locate sponsorships for the fitness section by a sporting equipment manufacturer or retailer. Currently, the Company has no contracts or agreements with any corporate sponsor, nor have any sponsors been contacted in these respects.

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

▪
The Company plans to assemble a Board of Advisors from related content fields (such as teachers, counselors and parents) and as well as staff professionals from appropriate disciplines to review and approve all content planned by sponsors for the site. Our quality control process is predicated on a policy that requires all content to be reviewed and approved first by our staff, and finally to be reviewed and approved by Richard Shergold, our President and Co-Chairman of the Board. To date, no such Board of Advisors has been assembled by the Company. We anticipate that our quality control procedures will be in full effect to coincide with the sponsorships we host on the website to ensure that all displayed content is age appropriate and safe for children’s viewing.

▪	“Smart Kids Community” is planned to have sections for members to visit for character based games, video clips and other Edutainment content.
▪
The site is planned to have a secure social networking component, such as offered by Facebook for its members; however it is planned to have strict parental control features including monthly reporting to parents of site activity.

▪
E-commerce functionality is planned on the site to facilitate purchase of digital media and character based merchandise. The amount of revenue projected to be gained from e-commerce sales from our Smart Kids Community website is not anticipated to be significant until 2Q 2011 Our Company’s management has made assumptions, based upon their years of collective experience that brand recognition and membership levels will not be sufficient to support significant merchandise sales from our website until 2Q11. This is just an approximation. The Company will begin to offer some Be Alert Bert® and Gina D Brand Library® character based merchandise for sale in 1Q2011, and the Company will develop and produce additional merchandise items in 1Q11 to prepare for offering what will become its full line of character based merchandise to be launched in 2Q11.

All “Smart Kids Community” website features and functions represented in this filing are planned and not developed. The Company has completed the plans by documenting our functional requirements for the site and reviewed them with two potential website development companies for them to assess efficacy. These website development companies agree that our desired functionality and statement of requirements can be accomplished with our existing website development tools.

SUMMARY OF PRODUCT DEVELOPMENT
(Fiscal Year Ends June 30th)

For over four years we have developed and refined our business plan through internal meetings and external discussions with consultants and representative vendors. We have made numerous preliminary, but non-contractual vendor contacts in all areas of its business to ensure rapid deployment of our operational strategy; because execution of the plan is dependent on raising sufficient capital for successful implementation. We plan to raise capital primarily through the public equity markets,

The Company has also interviewed potential staff, but has made no hiring offers. We have secured an office location, and have entered into a license agreement which includes physical office space. We have interviewed representative vendors in the manufacturing, franchising, web development, TV series production and have made no contractual agreements and in addition have made other similar contacts with marketing and sales resources for potential future use.

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

Produce Commercials

We plan to exchange (barter) placement of our Be Alert Bert® and Gina D Brand Library® TV series with networks and local stations that do not choose to license the Be Alert Bert® and Gina D Brand Library® TV Series; for commercial time in which we will run ads to attract visitors to our website. Richard Shergold has extensive experience with the barter process because it is a common practice in the TV industry. The Company’s commercials (currently planned at 4) will be produced from existing Be Alert Bert® and Gina D Brand Library® TV series footage. They will be developed and edited by Richard Shergold. The commercials will then be provided to our future sales team to use in their licensing sales meetings with TV stations/outlets.

Character based Merchandise

The Company plans to bid out new production in 3Q11to provide sufficient inventory to satisfy our planned e-commerce demand. The bid out process will be to solicit competitive bids for manufacture and delivery of the current list of character based merchandise from 3-5 potential manufacturing vendors. The company will then consider the bids and select a vendor based on elements such as business record, product quality, price and delivery speed. There are no existing contracts for production of additional inventory or new merchandise at this time, and no manufacturers have been identified to date. This initial character based merchandise is for e-commerce sale from our Smart Kids Community website.

Kiosks and Stores (Strategic Plans for 2012 and 2013)

The Company has strategic plans (forecasted for 2011) to be implemented after appropriate (management believes 24 months will be appropriate) time has elapsed from the Smart Kids Community website launch for the market to have sufficient brand recognition of Be Alert Bert® and Gina D Brand Library® family of characters; to franchise mall based kiosks to sell character based merchandise in a direct retail manner. In addition, the Company has strategic plans (forecasted for 2013) to franchise retail stores to sell character based merchandise in a direct retail manner. Existing character based merchandise exists in small amounts as noted, and potential new character based merchandise has been planned, but no contracts for additional manufacture have been made to date. Implementation of these strategies will require contracting for additional character based merchandise inventory.

Launch Initial kids Website/Build out Kids Website

Smart Kids Community is our community website and it will be launched within 2 months of necessary funding. The company has plans to add additional features to the site, over time, to enhance the freshness and value of the site. We look at this as site improvement which will be an ongoing process. It is our plan to start the addition (Build out) of additional features to the site four months after funding. The Build Out process will continue indefinitely as new technology becomes available and our members request new features.

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

Sponsoring corporations will pay an annual fee for the branding rights to their sections. This fee structure is currently under development and we anticipate such fees will be subject to negotiation. The Company will have complete control and approval of any and all content on its site. Sponsoring corporations are anticipated to pay an annual fee for the branding rights to their sections. Branding rights will include a sponsor identification banner (e.g. “This section of the website is sponsored by XXXX”) which will appear at the top right-corner of the display as long as the visitor is within the sponsor’s area of the site. This is similar to major corporations sponsoring athletic stadiums; they will benefit by association with a company dedicated to helping kids. All site content will be Company produced. There will be no ‘sponsor developed’ content and only their name/logo will appear on their sponsored section. The sponsor will review and approve company content that is displayed in their sponsored section.

Profitability

We do not expect to become profitable for a minimum of 12-24 months from the date of this report. Our management is of the opinion that we immediately require $12 million dollars to carry out our business plan and operational strategies, and even if we obtain such financing, there is still no assurance that we will become profitable. As of the date of this report, we have not identified any sources for financing.

Status of any publicly announced new Product or Service

Effective September 9, 2010, SKGP and 3D Future Vision, Inc., a Florida corporation ("3DFV”), entered into a License Agreement (the “License Agreement”) on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV grants certain rights under its proprietary intellectual property related to the Gina D Brand Library® intellectual property inventory (“Licensed IP”) to SKGP to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in the sole discretion of the Company.

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Chairman, who currently owns 156,949,209 shares (44.22%). This issuance to 3DFV will amount to approximately 156,949,209 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, has been appointed as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco has also been granted the right to appoint an additional board member in his sole and absolute discretion.

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

Executive Offices and Telephone Number

Our principal executive offices are located at Suite 109, 2005 Tree Fork Lane, Longwood, FL 32750, and our telephone number is (780) 222-6257.

Office Rent

We share office space at the residence of the Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, we share office space at the residence of the Chief Executive Officer of the Company in Longwood, Florida at no cost. We currently have no need to purchase or rent commercial office space.

For the years ended June 30, 2010 and 2009, the rent expense was zero.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

Risks Relating To Our Company

We are a development stage company and have history of losses since our inception. If we cannot reverse our losses, we will have to discontinue operations.

From our inception in February 2003, we have not generated any revenues. As of June 30, 2010, we had $112 in cash on hand, total assets of $407,291, total liabilities of $650,739 and a stockholders’ deficit of $243,448. In our auditor’s report for fiscal year ended June 30, 2009 and 2010, they expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

We do not own any Intellectual Property

We do not own any intellectual property. Our licensed intellectual property pertaining to Be Alert Bert® is owned by Richard Shergold, our Chief Creative Officer and Chairman, and our licensed intellectual property pertaining to the Gina D Brand Library® is owned by 3D Future Vision, Inc., a Florida corporation.

Mr. Shergold licenses the Be Alert Bert® intellectual property to Smart Kids International Holdings, Inc. (“SKIH”), a company wholly-owned by Mr. Shergold, which in turn sublicenses it to us under an exclusive sublicense agreement. The term of the sublicense agreement is 25 years and commenced on June 20, 2005. We also have the option to extend the sublicense agreement in perpetuity. The royalty fee under the sublicense agreement is $5,000 per month. SKIH has the right to terminate, if not otherwise cured within 45 days after notice, the sublicense agreement in the event we become insolvent, file bankruptcy proceedings either voluntary or involuntary, abandon the sublicense, assign the sublicense without SKIH’s written consent, fail to observe or perform any of our obligations under the sublicense agreement, or if there is a change of control of our Company. Upon the expiration or termination of the sublicense agreement, we have the right to sell any licensed products on hand as of the expiration date or termination of the sublicense agreement subject to the payment of royalties to SKIH, if applicable.

Effective September 9, 2010, SKGP and 3D Future Vision, Inc., a Florida corporation ("3DFV”), entered into a License Agreement (the “License Agreement”) on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV grants certain rights under its proprietary intellectual property related to the Gina D Brand Library® intellectual property inventory (“Licensed IP”) to SKGP to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in the sole discretion of the Company.

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Chairman, who currently owns 156,949,209 shares (44.22%). This issuance to 3DFV will amount to approximately 156,949,209 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, will be appointed as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco has also been granted the right to appoint an additional board member in his sole and absolute discretion.

Our loss of either of these license agreements would have a material adverse affect on our business and operations.

The limited public trading market may cause volatility in our stock price.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus and will be subject to significant volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

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

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $12 million over a two year period. Management anticipates that the $12 million will go towards fulfillment of existing liabilities, regulatory compliance, product marketing, the production and development of existing and new product lines including our new animated TV series, our plans for character-based merchandising, and the development and launching of our plans to franchise kiosks and retail outlets. The Company anticipates obtaining the required funding through equity investment in the company. The Company has begun to contact institutional investors and other similar sources to obtain financing. As of the date of this Report, no such agreements for financing have been entered into by the Company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

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

Current economic conditions may prevent us from generating revenue.

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

To date, we have had no revenues. As of June 30, 2010, we had $112 cash on-hand and an accumulated deficit of $2,261,473, and there is substantial doubt as to our ability to continue as a going concern. If we are unable to achieve profitability in the future, recruit sufficient personnel or raise money in the future, our ability to develop its products and services or other products and services would be adversely affected. Our inability to develop our products and services or develop new products or services, in view of rapidly changing technology, changing customer demands and competitive pressures, would have a material adverse affect upon its business, operating results and financial condition.

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

Our management and directors own a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

As of the date of this Report, our management and directors as a group own 8124% of our outstanding common stock. As a result, they are in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect your voting and other stockholders rights.

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

We are highly dependent on our executive officers, particular Mr. Richard Shergold and Mr. Joseph DiFrancesco. The loss of either of them would have a material adverse affect on our business and prospects.

We currently have three executive officers, Richard Shergold, Joseph DiFrancesco and Lisa Yakiwchuk. Richard Shergold serves as our President and Chief Creative Officer and Co-Chairman. Mr. DiFrancesco serves as our Chief Executive Officer and Co-Chairman. Ms. Yakiwchuk serves as our Chief Operating Officer, Secretary and Director. The loss of any of our executive officers could have a material adverse effect on our business and prospects.

There exists uncertainty with regards to our ability to protect our vital Sublicensed Intellectual Property.

Our prospects for success may depend, in part, on our ability to obtain commercially valuable patents, trademarks and copyrights to protect Mr. Shergold’s and 3D Future Vision’s intellectual property, which we sublicense directly from SKIH and 3D Future Vision, respectively. Legal standards relating to the validity and scope of patent claims are still evolving. As a result, patent, trademark and copyright positions may be uncertain and will involve complex legal and factual questions. Therefore, the degree of future protection for our technologies or potential products is uncertain. There are numerous costs, risks and uncertainties that the Company faces with respect to obtaining and maintaining patents and other proprietary rights. The Company may not be able to obtain meaningful patent protection for its future developments. To date, neither the Company nor Mr. Shergold have any pending patent or trademark applications with the U.S. Patent and Trademark Office or any agency with regard to the above-referenced intellectual property assets.

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

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2010 (See Item 9AT). We will incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification. If we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Additional Risks Relating to Our Common Stock

Currently there is no active market for our common stock.

Our common stock is currently quoted on the OTC Bulletin Board and Pink Sheets under the symbol “SKGP.” While we are a ’34 Act Reporting Company and while our common stock is currently quoted on the OTC Bulletin Board, there is currently no active trading market for the shares and all trading to date has been thin and sporadic. There can be no assurance that any trading market will ever develop or be maintained on the OTC Bulletin Board or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very stagnant, volatile, and there may be numerous factors beyond our control that may have a significant adverse effect on the market and you might not be able to sell your stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report on Form 10-K our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year ended June 30, 2010 (See Item 9AT). We will incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification. If we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our executive officers are in a position to substantially control matters requiring a stockholder vote.

As of the date of this Report, our executive officers beneficially owned an aggregate of approximately 81.24% of our outstanding common stock. As a result, if they vote together, they may have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	liquidity of the market for the shares;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in the markets in which we compete;

●	changes in the economic performance or market valuations of other EDUtainment companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property litigation;

●	our dividend policy; and

●	general economic conditions.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be quoted for trading on OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in SEC Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, SEC Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We have never paid cash dividends on our common stock and we do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the Drawdown Agreement.

The sale of our common stock to Auctus Private Equity Fund LLC in accordance with the Drawdown Equity Facility Agreement may have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares of our common stock we will have to issue to Auctus Private Equity Fund LLC. in order to drawdown on the facility. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Auctus Private Equity Fund LLC will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the Drawdown Equity Facility Agreement will be purchased at a five (5%) discount or 95% of the lowest closing bid price during the five trading days immediately following our notice to Auctus Private Equity Fund LLC of our election to exercise our "put" right.

Auctus Private Equity Fund LLC has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price. If Auctus Private Equity Fund LLC sells our shares, the price of our common stock may decrease. If our stock price decreases, Auctus may have a further incentive to sell such shares. Accordingly, the discounted sales price in the Drawdown Agreement may cause the price of our common stock to decline.

We registered an aggregate of 38,000,000 shares of common stock to be issued under the Equity Line of Credit with Auctus Private Equity. The sale of such shares could depress the market price of our common stock.

We registered an aggregate of 38,000,000 shares of common stock for issuance pursuant to the Equity Line of Credit under the registration statement filed on May 18, 2010 and deemed effective on May 26, 2010 by the SEC. The sale of these shares into the public market by Auctus could depress the market price of our common stock.

We May Not Have Access to the Full Amount under the Equity Line.

On October 6, 2010, the closing price of our common stock was $0.004 based on very little volume. There is no assurance that the market price of our common stock will increase substantially in the near future. The entire commitment under the Equity Line of Credit is $10,000,000. The number of common shares that remains issuable is lower than the number of common shares we need to issue in order to have access to the full amount under the Equity Line of Credit. Therefore, we may not have access to the remaining commitment under the equity line unless we amend our Articles of Incorporation to increase the number of authorized common shares and/or the market price of our common stock increase substantially.

There may not be sufficient trading volume in our common stock to permit us to generate adequate funds.

The Drawdown Equity Financing Agreement provides that the dollar value that we will be permitted to draw from Auctus will be either: (A) 200% of the average daily volume in the US market of the common stock for the twenty trading days prior to the Drawdown Notice, or (B) $200,000. If the average daily trading volume in our common stock is too low, it is possible that we would only be permitted to draw $200,000, which may not provide adequate funding for our planned operations.

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under the symbol “SKGP”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock is quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

The Company shares office space at the residence of the Co-Chairman of the Board and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company maintains its principal executive office at the residence of the Chief Executive Officer and Co-Chairman of the Company in Longwood, Florida at no cost.

For the years ended June 30, 2010 and 2009, the rent expense was zero.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is currently quoted on the OTC Bulletin Board and Pink Sheets under the symbol “SKGP.” While we are a ’34 Act Reporting Company and while our common stock is currently quoted on the OTC Bulletin Board, there is currently no active trading market for the shares, and any trading that has occurred in the past year has been very thin and sporadic. There can be no assurance that any trading market will ever develop or be maintained on the OTC Bulletin Board or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very stagnant, volatile, and there may be numerous factors beyond our control that may have a significant adverse effect on the market and you might not be able to sell your stock.

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

Drawdown Equity Financing Agreement.

On March 18, 2010, we entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”), the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $250,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus’ control. The Company was obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 within 90 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company filed a registration statement on May 18, 2010, which was declared effective on May 26, 2010 by the SEC. The Company agreed to pay Auctus an aggregate amount of $15,000 as an origination fee with respect to the transaction.

Holders of Our Common Stock

As of the date of this annual report, we have approximately 149 holders of record of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 400,000,000 shares of common stock, par value $0.0001 per share, or Common Stock and no shares of preferred stock. As of the date hereof, 354,917,209 shares of our common stock are issued and outstanding, and there are approximately 149 holders of record of our Common Stock.

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

Issuance of SKGP Common Stock to the former shareholders of Be Alert Bert Holdings, Inc.

In connection with the dissolution of Be Alert Bert Holdings, Inc. (“Bert Holdings”) in 2003, in 2005, we issued shares of SKGP common stock to the former shareholders of Bert Holdings. An aggregate of 1,065,000 shares of Common Stock were issued to an aggregate of 48 people. Bert Holdings was in no way affiliated with our Company. Our Company’s founder, Mr. Shergold, was the former President and CEO of Bert Holdings. Bert Holdings filed for bankruptcy and was dissolved in 2003. Upon its dissolution, Mr. Shergold transferred all of his intellectual property to Smart Kids International Holdings, Inc.

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

The Company issued these securities for past consideration under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents. As discussed above, an aggregate of 1,065,000 shares of Common Stock were issued to approximately 48 people for past consideration. The 48 recipients of SKGP common stock were investors and former shareholders of Bert Holdings who invested sums of money at the time of the formation of Bert Holdings which led to the subsequent development of Mr. Shergold’s Intellectual Property. While not compelled and under no legal requirement to do so, Mr. Shergold, in good faith, issued these shareholders their respective shares of common stock in SKGP in light of their initial investments in Bert Holdings.

On August 6, 2010, 1,346,000 shares of Common Stock of the Company were issued for $134,600 in stock subscribed to prior to June 30, 2009 at an average per share price of $0.10. This $134,600 was reflected on the balance sheet as of June 30, 2009 as a current liability until the shares were issued in the year ended June 30, 2010.

The Company issued a total of 3,063,500 shares of Common Stock of the Company during the year ended June 30, 2010 for $272,600 for past consideration at an average per share price of $0.09.

•	1,550,000 shares of Common Stock of the Company were issued on September 4, 2009 to three individuals
•	992,500 shares of Common Stock of the Company were issued on December 20, 2009 to seven individuals
•	521,000 shares of Common Stock of the Company were issued May 11, 2010 to three individuals

The Company issued a total of 650,000 shares of Common Stock of the Company during the year ended June 30, 2010 for $37,500 for services rendered on behalf of the Company during the year ended June 30, 2010 at an average per share price of $0.06.

•	200,000 shares of Common Stock of the Company were issued effective September 30, 2009 to one individual
•	150,000 shares of Common Stock of the Company were issued on November 15, 2009 to one individual
•	50,000 shares of Common Stock of the Company were issued on December 20, 2009 to one individual
•	250,000 shares of Common Stock of the Company were issued on May 6, 2009 to one individual

The Company issued a total of 3,925,000 shares of Common Stock of the Company during the year ended June 30, 2010 for $254,000 of cash consideration at an average per share price of $0.06.

•	175,000 shares of Common Stock of the Company were issued on October 2, 2009 to two individuals
•	125,000 shares of Common Stock of the Company were issued on December 20, 2009 to one individual
•	1,750,000 shares of Common Stock of the Company were issued effective December 31, 2009 to one individual
•	250,000 shares of Common Stock of the Company were issued on January 18, 2010 to one individual
•	625,000 shares of Common Stock of the Company were issued effective March 31, 2010 to two individuals
•	1,000,000 shares of Common Stock of the Company were issued effective June 30, 2010 to four individuals

On June 25, 2010, 10,000,000 shares of Common Stock of the Company were issued under a drawdown equity financing agreement and registration rights agreement. On March 18, 2010, we entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”). In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $250,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus’ control. The Company was obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 within 90 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company filed a registration statement on May 18, 2010, which was declared effective on May 26, 2010 by the SEC. The Company has agreed to pay Auctus an aggregate amount of $15,000 as an origination fee with respect to the transaction.

On June 25, 2010, the Company issued 92,829,209 shares of restricted common stock of the Company in lieu of cash payment for $928,292 of accrued salaries and license fees at a per share price of $.01  These restricted common shares are subject to lock-up agreements. On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total cash consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements.

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

Business Overview

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage company incorporated in the State of Florida on February 11, 2003. From our inception, we have not generated any revenues and as of June 30, 2010, we have incurred a net loss of $2,261,473. As of June 30, 2010, we had $112 in cash on hand, total assets of $407,291, total liabilities of $650,739, an accumulated deficit of $2,261,473 and a stockholders’ deficit of $243,448. In our auditor’s report included in their audit for fiscal year ended June 30, 2010 and 2009, they expressed substantial doubt as to our ability to continue as a going concern.

Based on the Be Alert Bert® and Gina D Brand Library® intellectual property we sublicense from affiliate companies, we have developed educational and entertaining media products (television shows, video, music and books) relating to Be Alert Bert® character and his friends, and the Gina D Brand Library®. Our media products are intended to entertain and educate children ranging from the age of six through twelve years old with a particular focus on children’s personal safety, health and fitness and related issues. Our products are sometimes referred to in this Report as “EDUtainment products.” EDUtainment is a genre of children’s products that serve to educate as well as entertain children.

We plan to use the Be Alert Bert® and Gina D Brand Library® children oriented characters and products that we license as a common theme of recognition to develop a children’s website, “Smart Kids Community”, which is intended to be launched in the First Quarter of 2011 contingent upon our ability to obtain sufficient financing. Through this membership website, we intend to offer for sale, videos, music, books and other Be Alert Bert® and Gina D Brand Library® content that we sublicense from affiliates, as well as new content and merchandise we will develop and own. We anticipate that we will require approximately $2 million to complete and launch and market this website. While no arrangements have been made, we intend to obtain the necessary financing for this project through the sale of equity securities in the near future. We also plan to develop a character based children’s TV series for release in 2010.

A detailed description of our business and strategic business plan is more fully described in the section entitled “Our Business” section of this Report. Investors are encouraged to read such section as well as consider the risk factors in this report.

Richard Shergold Exclusive Licensing Agreement

All intellectual property relating to Be Alert Bert® including the trademarks and work product that the Company currently works with are under an exclusive sublicense agreement with Smart Kids International Holdings, Inc., (“SKIH”) which leases all of the intellectual property relating to Be Alert Bert® from Mr. Shergold, the Company’s President, Chief Creative Officer and Co-Chairman of the Board. This sublicense agreement has been effective since June 20, 2005, at an annual fee of $60,000. Effective January 1, 2010, this licensing agreement was the subject of the Board of Directors’ resolution to no longer accrue licensing fees for this agreement until further notice. On June 25, 2010, 18,421,000 restricted common shares were issued in exchange for the outstanding and accrued licensing fees as of December 31, 2009 in the amount $184,211 at a per share price of $0.01.

The term of the sublicense agreement is 25 years. We also have the option to extend the sublicense agreement in perpetuity. The royalty fee under the sublicense agreement is $5,000 per month. SKIH has the right to terminate, if not otherwise cured within 45 days after notice, the sublicense agreement in the event we become insolvent, file bankruptcy proceedings either voluntary or involuntary, abandon the sublicense, assign the sublicense without SKIH’s written consent, fail to observe or perform any of our obligations under the sublicense agreement, or if there is a change of control of our Company. Upon the expiration or termination of the sublicense agreement, we have the right to sell any licensed products on hand as of the expiration date or termination of the sublicense agreement subject to the payment of royalties to SKIH, if applicable.

The sublicense allows us to use the trademarks, domain names and copyrights, concepts and characters in connection with the manufacture, distribution, sale, global advertisement, and otherwise ability to profit from the products relating to such Be Alert Bert® intellectual property. Our sublicense also permits us to create new stories and products utilizing the sublicensed intellectual property and to license and otherwise profit from those newly created stories and products. All newly created stories and products generated from the sublicensed intellectual property will be owned by us, without any additional payment owed to SKIH aside from the monthly royalty fee.

The licensed intellectual property relating to Be Alert Bert® television series consist of 31 episodes featuring “Bert the Bee” and are available in both English and Spanish. We intend to generate revenue from this series through licensing contracts with TV stations and through sales to the public through our planned “Live at the Hive” website discussed below. There are currently no residual revenues being generated by the television series because the licensing fees were paid up front on a one-time, flat-fee basis, and the contract term is still active.

Upon expiration of the existing terms pursuant to our outstanding licensing agreements with TV stations, we will attempt to renegotiate renewal agreements upon similar terms or through bartering for advertisement TV time. License renewals are expected to commence towards the end of 2010.

We plan to use children-oriented characters and products as a common theme to develop our main relating to Be Alert Bert® children’s website, “Live at the Hive” (www.liveatthehive.com), which we intend to launch either in the Fourth Quarter of 2010, or First Quarter of 2011. The Company intends to charge an annual membership fee (after a 30 day trial period) of $19.99 per family which will provide them with access to some of our content and through which they will be able to purchase our videos, music, books and other content that we either sublicense or produce. Revenue from this source is intended to provide us with short-term operating funds.

3D Future Vision, Inc. Exclusive Licensing Agreement

Effective September 9, 2010, SKGP and 3D Future Vision, Inc., a Florida corporation ("3DFV”), entered into a License Agreement (the “License Agreement”) on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV grants certain rights under its proprietary intellectual property related to the Gina D Brand Library® intellectual property inventory (“Licensed IP”) to SKGP to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in the sole discretion of the Company.

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Co-Chairman of the Board of Directors , who currently owns 156,949,209 shares (44.22%). This issuance to 3DFV will amount to approximately 156,949,209 shares of the Company’s common stock. As of October 14, 2010, 3DFV has been issued 100,000,000 shares of restricted common stock; the remaining shares of restricted common stock have yet to be issued subject to the requisite filings with the SEC to increase the number of authorized shares of common stock.   In addition, 3DFV’s President, Mr. Joseph DiFrancesco, has been appointed as the SKGP’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco was granted the right to appoint an additional board member in his sole and absolute discretion, and he subsequently appointed Mr. Michael Gibilisco for consideration.

At the time of the pending merger, 3DFV and Richard Shergold will be issued the number restricted common shares for the amount agreed upon which is 200 million shares each in total.  A change of control clause exists in the licensing agreement for SKGI, but will be amended to be an even split between SKGP and 3DFV.

There are no material relationships between the Company or its affiliates and any of the parties to the License Agreement, other than with respect to the License Agreement.

The exclusive license gives SKGP exclusive worldwide rights to the Gina D Brand Library® and creates a working partnership with 3D Future Vision in an effort to create a revenue stream by marketing and selling DVD's, CD's, toys, and other ancillary products derived from the Gina D Brand Library® of television programs, valued at $7,500,000. In addition, the license allows SKGP to sell 2D to 3D conversions of content and sell 3D digital displays to generate advertising revenues.

Provided that all monetary terms and conditions of the Licensing Agreement, the Addendums and Amendments to the Licensing Agreement are met, the license shall remain in force. Should there be a breach in the Agreement, or if SKGP fails to remain on the OTCBB, the License will terminate.

The Gina D Brand Library® television programs can be seen worldwide over 30 times a week on major Christian cable and broadcast television networks including: the Trinity Broadcasting Network (TBN), the Smile of a Child 24/7 Network, the Christian Television Network (CTN), the World Harvest-LeSea Network (WHT), the Victory Television Network (VTN), the AMGTV Network, and the TCT Television Network through Broadcast Stations, DirectTV, Dish Network, Sky Angel, Comcast, Brighthouse Network and a number of other Christian and Family cable networks and Broadcast Stations. The programs can be seen in the following territories: United States, Europe, Middle East, Australia, New Zealand, S.E. Asia, Africa, Russia and on Canada's own Miracle Channel.

To capitalize on all of the current television exposure, the company plans to raise money to distribute and promote “Sing Along with Gina D & Bert The Bee” a pre-school family Television Special, DVD’s and CD’s to be sold domestically and internationally narrated in English by American “Radio Icon” Casey Kasem and in Spanish. SKGP will also manufacture and distribute all the “Gina D Brand Library® products consisting of 57 DVD’s and over 340 Original Song CD’s & Music Videos which are all owned by 3DFV and licensed to the Company. SKGP plans on distributing the Gina D Brand Library® products through large retail outlets and large books stores. Additionally these products are anticipated to be sold over the Internet online retailers.

To accomplish this, the Company will need to raise substantial additional financing. As of the date of this report, no such contractual arrangements have been made to distribute the Company’s products as described above, and no such financing has been attained.

Drawdown Equity Financing Agreement.

On March 18, 2010, we entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”), the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $250,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus’ control. The Company was obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 within 90 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company filed a registration statement on May 18, 2010, which was declared effective on May 26, 2010 by the SEC. The Company has agreed to pay Auctus an aggregate amount of $15,000 as an origination fee with respect to the transaction.

Going Concern

At June 30, 2010, we had $112 cash on-hand and an accumulated deficit of $2,261,473, and as noted throughout this report and our financial statements and note thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Results of Operations for the fiscal year ended June 30, 2010 compared to June 30, 2009

Revenues. We did not have any revenue for the fiscal years ended June 30, 2010 and 2009.

Assets. As of June 30, 2010, we had $112 cash on-hand. Our total assets were $407,291 compared to $835,172 at June 30, 2009. This decrease was primarily due to a decrease in software development costs of $475,588 which was based on management’s assessment due to delays in securing revenue from current projects.

Liabilities. Our total liabilities were $650,739 as of June 30, 2010 compared to $1,718,882 at June 30, 2009. This decrease was primarily due to a decrease in due to related parties due to the discontinuance of accruals for officers’ salaries and license fees which the Company’s Board of Directors passed in a resolution effective January 1, 2010. Another factor in this decrease was the Company issuing  92,829,209 restricted common of the stock in exchange for the outstanding and accrued officers’ salaries and licensing fees as of December 31, 2009 in the amount $928,292 at a per share price of $.01.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($243,448) at June 30, 2010 compared to ($883,710) at June 30, 2009.

Net Loss. We had a net loss of ($1,172,730) for the fiscal year ended June 30, 2010 compared to ($579,479) for the fiscal year ended June 30, 2009. This increase was primarily due to an increase in the amount of incurred legal and accounting fees.

 Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses decreased from $505,398 for the fiscal year ended June 30, 2009 to $419,186 for the fiscal year ended June 30, 2010. This decrease was primarily due to the discontinuance of accruals for officers’ salaries and license fees which the Company’s Board of Directors passed in a resolution effective January 1, 2010.

Accounts Payable and Accrued Expenses

As of June 30, 2010 and 2009, the Company incurred $171,181 and $333,039 respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Due to Related Parties

As of June 30, 2010 and 2009, the Company incurred $475,558 and $1,251,243 respectively, this decrease is related to the Board of Directors’ resolution to discontinue the accruals of officers’ salaries and license fees which was effective January 1, 2010. The Company issued 92,829,209 restricted common of the stock in exchange for the outstanding and accrued officers’ salaries and licensing fees as of December 31, 2009 in the amount $928,292 at a per share price of $.01.

Liquidity and Capital Resources

Cash Balance. At June 30, 2010, we had approximately $112 cash on-hand. In connection with their audit of our June 30, 2010 financial statements, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying financial statements, the Company experienced a net loss of ($1,172,730) for the year ended June 30, 2010 along with an accumulated deficit during the Company’s development stage of ($2,261,473)  as of June 30, 2010.

Between its inception on February 11, 2003 and June 30, 2010, the Company realized net proceeds of $593,633 from the sale of common stock of the Company. For the years ended June 30, 2010 and 2009, the Company generated net losses of ($1,172,730) and ($579,479), respectively. As of June 30, 2010, the Company has an accumulated deficit of ($2,261,473) and had cash and cash equivalents totaling $112.

During the year ended June 30, 2010, the Company realized net proceeds of $254,000 from the sale of common stock of the Company.

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

On March 18, 2010, we entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”), the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $250,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus’ control. The Company was obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 within 90 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company filed a registration statement on May 18, 2010, which was declared effective on May 26, 2010 by the SEC. The Company has agreed to pay Auctus an aggregate amount of $15,000 as an origination fee with respect to the transaction.

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

CONTRACTUAL OBLIGATIONS AS OF JUNE 30, 2010

There are no contractual obligations on the Company’s Balance sheet as of June 30, 2010.

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

The Company accounts for its software development costs for its products in accordance with Statement of Position #98 issued by the AICPA in March 1998. Effective June 30, 2010, the Company’s management assessed the total costs to date of $882,200 and made an adjustment in the amount of $475,588 due to delays in securing revenue from the current projects. Management intends to amortize these remaining costs of $406,612 over their estimated useful life when the Company realizes revenue.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements and Supplementary Data

35	INDEPENDENT AUDITOR'S REPORT – 2010 and 2009
36	BALANCE SHEETS
37	STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
38	STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
39	STATEMENTS OF CASH FLOWS
40	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Smart Kids Group, Inc.
Longwood, Florida

We have audited the accompanying balance sheets of Smart Kids Group, Inc. (a development stage company) (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations and comprehensive income (loss), changes in deficiency in assets, and cash flows for years then ended and for the period February 11, 2003 (date of inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 and for the period February 11, 2003 (date of inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note no. 9 to the financial statements, the Company experienced a net loss of $1,172,730 and $579,479 for the years ended June 30, 2010 and 2009 along with an accumulated deficit of $2,261,473 as of June 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
13 October 2010

SMART KIDS GROUP, INC.
(A Development Stage Company)
Balance Sheets

	6/30/2010	6/30/2009

ASSETS

Current assets
Cash	$112	$78
Prepaid expenses	-	10,000
Total current assets	112	10,078

Fixed assets
Equipment, net	567	794

Other assets
Software development costs, net	406,612	824,200
Due from shareholder	-	100
Total other assets	406,612	824,300

Total assets	$407,291	$835,172

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Accounts payable, trade	$175,181	$333,039
Due to related parties	475,558	1,251,243
Deposits from stock subscriptions	-	134,600
Total current liabilities	650,739	1,718,882
Total liabilities	650,739	1,718,882

Commitments and contingencies	-	-

Deficiency in assets
Common Stock, $.0001 par value; 400,000,000 shares
authorized, 234,562,209 and 122,748,500 shares issued and outstanding	23,456	12,275
Additional paid-in-capital	1,994,569	192,758
Accumulated deficit during the development stage	(2,261,473)	(1,088,743)
Total deficiency in assets	(243,448)	(883,710)

Total liabilities and deficiency in assets	$407,291	$835,172

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)

				For the period
	For the		For the	February 11, 2003
	year ended		year ended	(Inception) to
	June 30, 2010		June 30, 2009	June 30, 2010

Revenue	$-		$-	$-

Cost of goods sold	475,588	(1)	73,571	549,159

Gross profit (loss)	(475,588)		(73,571)	(549,159)

Operating expenses
Salaries and wages	151,196		308,400	569,596
General and administrative expenses	36,788		1,090	146,092
Legal and professional fees	231,202		195,908	709,472
Total operating expenses	419,186		505,398	1,425,160

Loss from operations	(894,774)		(578,969)	(1,974,319)

Other income (expense)
Stock issued for past consideration	(272,600)		-	(272,600)
Depreciation	(227)		(227)	(9,142)
Total other income (expense)	(272,827)		(227)	(281,742)

Loss before provision for income taxes	(1,167,601)		(579,196)	(2,256,061)

Provision for income taxes	-		-	-

Net loss	(1,167,601)		(579,196)	(2,256,061)

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,129	) (1)	(283)	(5,412)

Total comprehensive income (loss)	$(1,172,730)		$(579,479)	$(2,261,473)

Net loss per common share
(basis and diluted)	$(0.009)		$(0.005)	$(0.032)

Weighted average common shares
outstanding (basic and diluted)	125,729,354		122,748,500	69,507,452

Dividends paid per common share	$-		$-	$-

(1) - reclassified for comparison purposes

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Statements of Changes in Deficiency in Assets

	From February 11, 2003 (inception) to June 30, 2010
				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, February 11, 2003	-	$-	$-	$-	$-

Issuance of common stock	100		1		1

Net loss	-				-

Balance, June 30, 2003	100	-	1	-	1

Net loss	-	-	-	(81,584)	(81,584)

Balance, June 30, 2004	100	-	1	(81,584)	(81,583)

Issuance of common stock	121,178,500	12,118	87,914	-	100,032

Adjustment	(100)	-	-	-	-

Net loss	-	-	-	(43,840)	(43,840)

Balance, June 30, 2005	121,178,500	12,118	87,915	(125,424)	(25,391)

Net loss	-	-	-	(24,858)	(24,858)

Balance, June 30, 2006	121,178,500	12,118	87,915	(150,282)	(50,249)

Net loss	-	-	-	(89,864)	(89,864)

Balance, June 30, 2007	121,178,500	$12,118	$87,915	$(240,146)	$(140,113)

Issuance of common stock	1,570,000	157	104,843	-	105,000

Net loss	-	-	-	(269,118)	(269,118)

Balance, June 30, 2008	122,748,500	12,275	192,758	(509,264)	(304,231)

Comprehensive income (loss)	-	-	-	(579,479)	(579,479)

Balance, June 30, 2009	122,748,500	$12,275	$192,758	$(1,088,743)	$(883,710)

Issuance of common stock - cash	3,925,000	393	253,608	-	254,000

Issuance of common stock - prior subscriptions	1,346,000	135	134,465	-	134,600

Issuance of common stock - services	650,000	65	37,435	-	37,500

Issuance of common stock – drawdown equity agreement	10,000,000	1,000	-	-	1,000

Issuance of common stock - past consideration	3,063,500	306	272,294	-	272,600

Issuance of common stock – accrued officers salaries /expenses	92,829,209	9,283	919,009	-	928,292

Write-off of consulting agreement - prior fees	-	-	185,000	-	185,000

Comprehensive income (loss)	-	-	-	(1,172,730)	(1,172,730)

Balance, June 30, 2010	234,562,209	$23,456	$1,994,569	$(2,261,473)	$(243,448)

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
	For the	For the	February 11, 2003
	year ended	year ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

Cash flows from operating activities
Comprehensive income (loss)	$(1,172,730)	$(579,479)	$(2,261,473)
Adjustments to reconcile net income to cash
(used in) operating activities
Issuance of common stock - services	37,500	-	37,500
Issuance of common stock - equity line of credit	1,000	-	1,000
Issuance of common stock - past consideration	272,600	-	272,600
Issuance of common stock – accrued officers salaries /expenses	928,292	-	928,292
Write-off of consulting agreement - prior fees	185,000	-	185,000
Depreciation and amortization	227	227	9,142
(Increase) decrease in
Prepaid expenses	10,000	-	-
Organizational costs	-	-	(8,575)
Subscriptions receivable	100	-	-
Increase (decrease) in
Accounts payable, trade	(157,858)	191,328	175,181
Due to related parties	(775,685)	415,445	475,558
Cash flows (used in) provided by operating activities	(671,554)	27,521	(185,775)

Cash flows from investing activities
Software/website development costs	417,588	(36,429)	(406,612)
Purchase of equipment	-	-	(1,134)
Cash flows (used in) investing activities	417,588	(36,429)	(407,746)

Cash flows from financing activities
Proceeds from the issuance of stock	254,000	-	459,033
Proceeds from stock subscriptions	-	-	134,600
Cash flows provided by financing activities	254,000	-	593,633

Net increase (decrease) in cash	34	(8,908)	112

Cash and cash equivalents, beginning of period	78	8,986	-
Cash and cash equivalents, end of period	$112	$78	$112

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company’) was formed on February 11, 2003 under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of June 30, 2010, the Company was a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through June 30, 2010, the Company did not realize any revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the years ended June 30, 2010 and 2009, respectively along with the period February 11, 2003 (date of inception) to June 30, 2010.

Reclassifications

Certain amounts in the accompanying financial statements as of June 30, 2009 have been reclassified by the Company to conform to the June 30, 2010 presentation.  These reclassifications had no effect on the previously reported net loss.

Use of Estimates

The preparation of financial information in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial information and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through June 30, 2010, the Company has not realized any revenue.

Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position no. 98 issued by the AICPA in March 1998.

Effective June 30, 2010, the Company’s management assessed the total costs to date of $882,200 and made an adjustment in the amount of $475,588 due to delays in securing revenue from the current projects.

As of June 30, 2010 and June 30, 2009, the Company capitalized $406,612 and $824,200 for the costs incurred to-date.  Management of the Company intends to amortize these costs over their estimated useful life when the Company realizes revenue.

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

As of June 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2.                      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2010 and June 30, 2009, the Company incurred accounts payable of $175,181and $333,039, respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 3.                      RELATED PARTY TRANSACTIONS

Due to Related Parties

As of June 30, 2010 and June 30, 2009, the Company incurred amounts due to related parties of $475,558 and $1,251,243 respectively. The due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, the license agreement and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	June 30, 2010	June 30, 2009

Employment contracts - officers	$475,558	$1,078,918
Licensing agreement	-	154,211
Unreimbursed expenses	-	18,114

Total due to related parties	$475,558	$1,251,243

Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer accrue any officers’ salaries, and license fees until further notice.  The Company issued 92,829,209 restricted common of the stock in exchange for the outstanding and accrued officers’ salaries and licensing fees as of December 31, 2009 in the amount $928,292 at a per share price of $.01.

Office Rent

The Company shares office space at the residence of the Chairman of the Board, President, and Chief Development Officer located in Edmonton, Canada at no cost. For the years ended June 30, 2010 and 2009, the rent expense was zero.

NOTE 4.                      DEPOSITS FROM STOCK SUBSCRIPTIONS

Prior to June 30, 2009, the Company received $134,600 in total cash consideration for deposits on stock subscriptions for the purchase of 1,346,000 shares of the Company’s restricted common stock at a purchase price of $0.10 per common share.  During the year ended June 30, 2010, the Company issued 1,346,000 of common stock in consideration of these stock subscriptions.

NOTE 5.                      AGREEMENTS

Employment Agreements

For the years ended June 30, 2010 and 2009, officers’ salaries were $151,196 and $308,400, respectively, including the applicable United States employment taxes.

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

For the year ended June 30, 2010 and 2009, the licensing fees related to this agreement were $30,000 and $60,000, respectively.  This licensing agreement was the subject of the Board of Directors’ resolution to no longer accrue licensing fees for this agreement until further notice.  On June 25, 2010, 18,421,000 restricted common of the stock in exchange for the outstanding and accrued licensing fees as of December 31, 2009 in the amount $184,211 at a per share price of $.01.

Consulting Agreements

Effective June 8, 2006, the Company entered into an advisory agreement which requires a monthly payment of $5,000. These costs are being reflected in the legal and professional expenses in the accompanying financial statements.

The parties to this agreement agreed to the $5,000 to accrue starting in August 2009, the month in which the Company Registration Statement on Form S-1 was effective with SEC.  50% of this liability is payable in cash and 50% is payable in common stock of the Company.

As of June 30, 2010, the management of the Company adjusted the prior amount due of $185,000 under this agreement through additional paid in capital. For the year ended June 30, 2010 and 2009, the consulting expense related to this agreement was $55,000 and zero, respectively.

NOTE 6.                      INCOME TAXES

As of June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $1,785,915 which expire in 2030. Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

Future tax benefits related to temporary differences relate to the following as of June 30, 2010:
Gross deferred tax assets:
Net operating losses	$(2,261,473)
Accrued officers compensation	475,558

Total gross deferred tax assets	(1,785,915)
Less - valuation allowance	1,785,915

Net deferred tax assets	$-

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of June 30, 2010 did not satisfy the realization criteria and accordingly has recorded a valuation allowance for the entire gross tax asset.

NOTE 7.                      STOCKHOLDERS’ EQUITY

As of June 30, 2010 and June 30, 2009, the Company was authorized to issue 400,000,000 shares of common stock of which 234,562,209 and 122,748,500 common shares were issued and outstanding, respectively.

Year ended June 30, 2010

Balance of outstanding common shares - June 30, 2009	122,748,500
Issuance of common stock – cash (1)	3,925,000
Issuance of common stock - prior subscriptions (2)	1,346,000
Issuance of common stock - services (3)	650,000
Issuance of common stock - drawdown equity agreement (4)	10,000,000
Issuance of common stock - past consideration (5)	3,063,500
Issuance of common stock - accrued officers salaries /expenses (6)	92,829,209

Total common shares issued	111,813,709

Balance of outstanding common shares - June 30, 2010	234,562,209

1)	3,925,000 shares of Common Stock of the Company were issued for $254,000 of cash consideration at an average per share price of $0.06.

2)
1,346,000 shares of Common Stock of the Company were issued for $134,600 in stock subscribed to prior to June 30, 2009 at an average per share price of $0.10. This $134,600 was reflected on the balance sheet as of June 30, 2009 as a current liability until the shares were issued in the year ended June 30, 2010.

3)	650,000 shares of Common Stock of the Company were issued for $37,500 for services rendered on behalf of the Company during the year ended June 30, 2010 at an average per share price of $0.06.

4)
On June 25, 2010, 10,000,000 shares of Common Stock of the Company were issued under a drawdown equity financing agreement and registration rights agreement. On March 18, 2010, Smart Kids Group, Inc. (the “Company”), a Florida corporation (OTCBB: SKGP) (the “Company”) , entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”).\

In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s Common stock, par value $0.0001, over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of Common Stock at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $250,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the Federal securities laws, including the Securities Act of 1933, as amended. The Company is obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 within 90 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.

5)	3,063,500 shares of Common Stock of the Company were issued for $272,600 for past consideration at an average per share price of $0.09.

6)
On June 25, 2010, the Company issued 92,829,209 shares of restricted common stock of the Company in lieu of cash payment for $928,292 of accrued salaries and license fees at a per share price of $.01  These restricted common shares are subject to lock-up agreements. On August 6, 2009, the Company issued 1,346,000 shares of restricted common stock of the Company to investors for total cash consideration of $134,600, which as of June 30, 2009, were classified as deposits from stock subscriptions in the accompanying financial statements.

Year ended June 30, 2009

During the year ended June 30, 2009, the Company did not issue any shares of common stock.

NOTE 8.                      CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of June 30, 2010, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 9.                      LIQUIDITY AND CAPITAL RESOURCES – GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying financial statements, the Company experienced a net loss of $1,172,730 and $579,479 or the years ended June 30, 2010 and June 30, 2009, respectively, along with an accumulated deficit during the Company’s development stage of $2,261,473 as of June 30, 2010.

On August 14, 2009, the United States Securities and Exchange Commission issued the Company a Notice of Effectiveness for the Form S-1; Registration under the Securities Act of 1933. The Company registered 20,198,500 common shares of the Company.

During the year ended June 30, 2010, the Company realized net proceeds of $254,000 from the sale of common stock of the Company.

Between its inception on February 11, 2003 and June 30, 2010, the Company realized net proceeds of $593,633 from the sale of common stock of the Company.

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

NOTE 10.                      SUBSEQUENT EVENTS

Effective September 9, 2010, the Company and 3D Future Vision, Inc., a Florida corporation ("3DFV”), entered into a License Agreement on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV grants certain rights under its proprietary intellectual property related to the Gina D Brand Library® intellectual property inventory (“Licensed IP”) to the Company to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in the sole discretion of the Company.

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Co-Chairman. This issuance to 3DFV will amount to approximately 200,000,000 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, was appointed as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco has also been granted the right to appoint an additional board member in his sole and absolute discretion.

As of October 14, 2010, the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the year ended June 30, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Principal Executive Officer, Mr. Joseph DiFrancesco, and our President, Principal Financial Officer, and Principal Accounting Officer Mr. Richard Shergold, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our June 30, 2010 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2007 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•
The Company’s current internal accounting staff located in Edmonton, Alberta, Canada is outsourced to a local Canadian accounting firm, which is small and has limited resources by industry standards, and the Company’s resources are limited given its size;

•	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of three (3) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•
Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel including a Chief Financial Officer on a full-time basis;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term.

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

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2010 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2010 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended June 30, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with SKGP. The terms of all of the directors, as identified below, will run until our annual meeting of stockholders in 2011.

Person and Position:	Age:	SKGP Director Since:
Richard Shergold — President, Chief Development Officer and Co-Chairman (Principal Financial Officer)	47	2003
Joseph DiFrancesco — Chief Executive Officer and Co-Chairman (Principal Executive Officer)	68	2010
Lisa Yakiwchuk — Chief Operating Officer, Administrative Officer, Secretary and Director	42	2003
Michael Gibilisco — Director	39	2010

Management and Director Biographies

Richard Shergold
Chief Development Officer and Chairman

-	1992 – 2001 - Be Alert Bert – Founder, Producer/Creator/Marketer of 54 TV series shows

-	2000 – Present – Genuine Publishing - Self Employment, develop software for online fitness training

-	2003 – Present – Smart Kids Group Inc. – Founder, CEO (until 2009), CDO (2009 – present) and Chairman

-	2003 – Present – Smart Kids International Holdings – CEO and Chairman

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

Joseph DiFrancesco
Chief Executive Officer and Co-Chairman

Mr. Joseph DiFrancesco is the founder, Chairman, CEO, and President of 3D Future Vision, Inc. Through his efforts, 3DFV has created Gina D's Kids Club® programs that have won a Telly Award, a Kids First Award, a Communicator Award and a Crystal Award for Excellence in Creativity, Special Effects and Animation. The show has also been approved by Kids First and the Coalition for Quality Children's Media. The entire series of television DVDs have received a 5 star review and been awarded the Dove Foundation Family Seal of Approval. In addition, the Safety, Health and Fitness television DVD has been awarded the 2007 Greatest Products Award from iParenting Media which is owned by Disney.

For the past seven years, he and his wife, 3DFV Co-Executive Producer Bernadette DiFrancesco, were responsible for creating the idea, the characters, the music and the production of the Gina D Brand Library which is owned exclusively by 3D Future Vision, Inc. that includes: 31 half-hour episodes of Gina D's Kids Club®,  13 half-hour episodes of Sing Along With Gina D, 13 half-hour episodes of  Gina's Pre-School Musical-The Series Narrated By Casey Kasem , over 300 written and recorded original songs and music videos and a 90 minute made for television movie called Gina D's Pre-School Musical narrated by Casey Kasem. On September 9, 2010, Smart Kids Group, Inc. and 3D Future Vision, Inc. entered into an exclusive license agreement for the licensing of the Gina D Brand Library® for a term of 25 years.

On September 9, 2010, concurrent with and pursuant to the execution of the License Agreement, Mr. Joseph DiFrancesco was elected as a director of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Mr. Joseph DiFrancesco was appointed by the Board of Directors to serve as the Company’s Chief Executive Officer.

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

On September 9, 2010, concurrent with and pursuant to the execution of the License Agreement, Ms. Lisa Yakiwchuk was appointed by the Board of Directors to serve as the Company’s Chief Operating Officer. Ms. Yakiwchuk also serves as the Company’s Secretary and director.

Michael Gibilisco
Director

Mr. Michael Gibilisco is President of MG Studios and the Creator and developer of a provisional patent 3D digital processing technology and also has worked with Mr. Joseph DiFrancesco for the last 9 years as Director of the Gina D's Kids Club programs that air in over 95% of the worlds markets. Mike has 15 years experience in the Film, Video and Animation industry. His credits include producing and directing television shows for numerous clients, such as, Nickelodeon, Disney and Universal Studios with airings on a variety of networks such as PBS, ABC, WB, FOX, TBN, CBS, NBC, TNN, MTV, BET, satellite dish networks and affiliate networks. Michael Gibilisco is also a consultant for a number of companies for his experience in marketing and syndication efforts for a variety of projects. Michael Gibilisco formed his own company; MG Studios back in 1997 and since has grown to work with major motion picture and television studios producing quality programs. His personal involvement includes managing and overseeing the development and creation of projects along with pre production, production and post-production. Michael Gibilisco background includes producing and directing animated series, children's television show series along with music videos, commercials, infomercials, public service announcements, and a television series. Michael Gibilisco has received The Communicator's and Aurora awards for directing, special effects and animation along with being nominated for an Emmy. Michael's company, MG Studios is a state of the art fully digital studio located in Longwood, Florida with capabilities to produce, edit, animate, motion capturing, create special effects, compose music, composite, CD-ROM and DVD authoring, along with web design and much more. MG Studios specializes in the creation and complete media packaging for the television and film industry. Recently, Michael Gibilisco has ventured into the 3D Stereoscopic and Auto-Stereoscopic arena. With his experience in the film and video industry and being involved with the technical aspects of the industry, he created his own process and software to view image/video/film with and without the use of 3D glasses.

On September 9, 2010, pursuant to and concurrent with the execution of the License Agreement, Mr. Michael Gibilisco was elected as a director of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Mr. Gibilisco was recommended to the majority shareholders for election to the Board of Directors by Mr. Joseph DiFrancesco pursuant to the License Agreement.

Family Relationships amongst Directors and Officers:

Richard Shergold, the President, Chief Development Officer and Chairman of the Company, and Lisa Yakiwchuk, the Director of Operations, Administrative Officer, Secretary and Director of the Company, are cousins. Other than the foregoing, there are no family relationships between the officers and directors of the Company.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended June 30, 2009, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal years 2010 and 2009.

Name/Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard Shergold
President, Chief Development Officer	2010	$50,000	(3)	$0	$0	$0	$0	$0	$0	$50,000
and Co-Chairman, Principal Financial/Accounting Officer	2009	$100,000	(3)	$0	$0	$0	$0	$0	$0	$100,000

Paul Andrew Ruppanner
Former President, CEO and Principal Executive and Financial/Accounting Officer and Director	2010	$50,000	(3)	$0	$0	$0	$0	$0	$0	$50,000
	2009	$100,000	(3)	$0	$0	$0	$0	$0	$0	$100,000

Lisa Yakiwchuk
Director of Operations, Administrative Officer, Secretary and Director	2010	$60,000	(3)	$0	$0	$0	$0	$0	$0	$60,000
	2009	$60,000	(3)	$0	$0	$0	$0	$0	$0	$60,000

Joseph DiFrancesco
Chief Executive Officer, Co-Chairman Principal Executive Officer	2010	$0		$0	$0	$0	$0	$0	$0	$60,000
	2009	$0		$0	$0	$0	$0	$0	$0	$0

(1)	Reimbursement for office and administration expenses.

(2)	Reimbursement for travel expenses.

(3)
Salaries have not been paid. No compensation has been paid to our officers or directors since our inception in 2003. For the year ended June 30, 2010, we incurred $151,196 in accrued compensation, consisting of payments due under employment agreements along with the related employment taxes, consulting agreements and operating expenses. Such expenses have been booked as accrued expenses on the Company’s balance sheet.

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

On June 25, 2010, the Company issued 92,829,209 restricted common stock in exchange for the outstanding and accrued officers’ salaries and licensing fees as of December 31, 2009 in the amount $928,292 at a per share price of $.01. Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer accrue any officers’ salaries, and license fees until further notice.

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

Name and Address of Beneficial Holder	Title	Shares of Common Stock		Percentage of Common Stock (1)
Richard Shergold 9768-170 Street, Suite 234, Edmonton, Alberta T5T5L4	President, Chief Creative Officer and Co-Chairman (Principal Financial Officer and Accounting Officer)	156,949,209	(2)	44.22%

Paul Andrew Ruppanner 44 Coyote Mountain Rd. Santa Fe, New Mexico 87505	Former Chief Executive Officer, President and Director	10,000,000	(3)	2.82%

Joseph DiFrancesco Tree Fork Lane, Suite 109, Longwood, Florida 32746	Chief Executive Officer and Co-Chairman (Principal Executive Officer)	100,000,000	(4)	28.18%

Lisa Yakiwchuk 18012-73 Avenue Edmonton, Alberta T5T3K3	Chief Operating Officer, Secretary and Director	26,780,000		7.55%

Michael Gibilisco Tree Fork Lane, Suite 109, Longwood, Florida 32746	Director	0		—

All executive officers and directors as a group (5 persons)	—	288,329,209		81.24%

Notes:

(1)
Applicable percentage of ownership is based on 354,917,209 shares of common stock issued and outstanding as of October 14, 2010. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)
Mr. Shergold beneficially owns 156,949,209 shares of common stock. 135,645,400 shares are held in his name. 2,882,709 shares are held by Genuine Publishing, a business entity owned by Mr. Richard and of which Mr. Shergold maintains voting and dispositive control. 18,421,100 shares are held by Smart Kids International Holdings, Inc., a business entity owned by Mr. Richard and of which Mr. Shergold maintains voting and dispositive control.

(3)	Denotes Shares held by the Ruppanner Family Trust of which Paul Andrew Ruppanner has voting and dispositive control. Mr. Ruppanner no longer serves as an officer, director or employee of the Company.

(4)
These shares are held in the name of 3D Future Vision, Inc., a Florida corporation which is 100% jointly owned by Mr. Joseph DiFrancesco, our Chief Executive Officer, and his spouse, Bernadette DiFrancesco as husband and wife with the right of survivorship. This 100,000,000 shares of restricted common stock does not include approximately another 100,000,000 shares of restricted common stock that is subject to be issued in accordance with the Exclusive License Agreement with 3D Future Vision, Inc. when the Company files the requisite documents with the SEC in order to increase the authorized number of common shares.

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

Due to Related Parties

As of June 30, 2010 and 2009, the Company incurred $475,558 and $1,251,243 respectively. The due to related parties consists of the payments due under employment agreements along with the related United States employment taxes and license agreements and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	June 30, 2010	June 30, 2009

Employment contracts	$475,558	$1,078,918
Licensing agreement	-	154,211
Unreimbursed expenses	-	18,114

Total due to related parties	$475,558	$1,251,243

Richard Shergold Exclusive Licensing Agreement

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

The initial term of the Sublicense Agreement is 25 years and SKIH has the right to extend the Sublicense Agreement to SKGP in perpetuity. In the event SKIH extends the Sublicense Agreement in perpetuity, the licensing fee shall remain $5,000 per month. As of June 30, 2010, the Company has paid SKIH licensing fees of $80,789, and accrued $265,000 in monies owed to SKIH pursuant to this Sublicense Agreement. Effective January 1, 2010, this licensing agreement was the subject of the Board of Directors’ resolution to no longer accrue licensing fees for this agreement until further notice. On June 25, 2010, 18,421,000 restricted common of the stock in exchange for the outstanding and accrued licensing fees as of December 31, 2009 in the amount $184,211 at a per share price of $.01.

3D Future Vision, Inc. Exclusive Licensing Agreement

Effective September 9, 2010, SKGP and 3D Future Vision, Inc., a Florida corporation ("3DFV”) which is wholly owned by our CEO, Mr. DiFrancesco with his spouse, Bernadette DiFrancesco, entered into a License Agreement (the “License Agreement”) on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV grants certain rights under its proprietary intellectual property related to the Gina D Brand Library® intellectual property inventory (“Licensed IP”) to SKGP to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in the sole discretion of the Company.

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Chairman, who currently owns 156,949,209 shares (44.22%). This issuance to 3DFV will amount to approximately 156,949,209 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, has been appointed as the SKGP’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco has also been granted the right to appoint an additional board member in his sole and absolute discretion.

There are no material relationships between the Company or its affiliates and any of the parties to the License Agreement, other than with respect to the License Agreement.

The exclusive license gives SKGP worldwide rights and creates a working partnership with 3D Future Vision in an effort to create a revenue stream by marketing and selling DVD's, CD's, toys, and other ancillary products derived from the Gina D Brand Library® of television programs valued at $7,500,000. In addition, the license allows SKGP to sell 2D to 3D conversions of content and sell 3D digital displays to generate advertising revenues.

Office Rent

The Company shares office space at the residence of the Co-Chairman of the Board, President and Chief Development Officer located in Edmonton, Canada at no cost. In addition, the Company shares office space at the residence of the Chief Executive Officer and Co-Chairman of the Board of the Company in Longwood, Florida at no cost.

For the years ended June 30, 2010 and 2009, the rent expense was zero.

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

2010	$60,000	Conner & Associates, P.C.
2009	$47,500	Conner & Associates, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Conner & Associates, P.C.
2009	$0	Conner & Associates, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$10,000	Conner & Associates, P.C.
2009	$0	Conner & Associates, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Conner & Associates, P.C.
2009	$0	Conner & Associates, P.C.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended June 30, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer).

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2010	By: /s/ JOSEPH DIFRANCESCO
Name: Joseph DiFrancesco Title: Chief Executive Officer and Co-Chairman (Principal Executive Officer)

By: /s/ RICHARD SHERGOLD
Name: Richard Shergold Title: President, Chief Development Officer and Co-Chairman (Principal Financial and Principal Accounting Officer)

Signature	Title	Date

/s/ JOSEPH DIFRANCESCO	Chief Executive Officer and Co-Chairman of the Board (Principal Executive Officer)	October 14, 2010
Joseph DiFrancesco

/s/ RICHARD SHERGOLD	President, Chief Development Officer and Co-Chairman of the Board (Principal Financial and Principal Accounting Officer)	October 14, 2010
Richard Shergold

/s/ LISA YAKIWCHUK	Chief Operating Officer, Administrative Officer, Secretary and Director	October 14, 2010
Lisa Yakiwchuk

/s/ MICHAEL GIBILISCO	Director	October 14, 2010
Michael Gibilisco