Form 10-Q
period 2010-09-30
Smart Kids Group Inc.
filed 2010-11-09
CIK 1414295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 9, 2010, there were 354,917,209 shares of common stock outstanding and no shares of preferred stock outstanding.

i

PART I

Item 1. Financial Statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Balance Sheets

	9/30/2010	6/30/2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$419	$112
Prepaid expenses	1,500	-
Total current assets	1,919	112

Fixed assets
Equipment, net	510	567

Other assets
Software development costs, net	406,612	406,612
Total other assets	406,612	406,612

Total assets	$409,041	$407,291

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Accounts payable, trade	$153,691	$175,181
Due to related parties	738,566	475,558
Total current liabilities	892,257	650,739
Total liabilities	892,257	650,739

Commitments and contingencies	-	-

Deficiency in assets
Common Stock, $.0001 par value; 400,000,000 shares authorized, 354,917,209 and 234,562,209 shares issued and outstanding	35,492	23,456
Additional paid-in-capital	2,097,084	1,994,569
Accumulated deficit during the development stage	(2,615,792)	(2,261,473)
Total deficiency in assets	(483,216)	(243,448)

Total liabilities and deficiency in assets	$409,041	$407,291

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Statements of Operations

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the period February 11, 2003 (Inception) to September 30, 2010

Revenue	$-	$-	$-

Cost of goods sold	-	-	549,159

Gross profit (loss)	-	-	(549,159)

Operating expenses
Salaries and wages	-	75,598	569,596
General and administrative expenses	324,756	772	470,848
Legal and professional fees	26,706	48,752	736,178
Total operating expenses	351,462	125,122	1,776,622

Loss from operations	(351,462)	(125,122)	(2,325,781)

Other income (expense)
Stock issued for past consideration	(2,800)	-	(275,400)
Depreciation	(57)	(57)	(9,199)
Total other income (expense)	(2,857)	(57)	(284,599)

Loss before provision for income taxes	(354,319)	(125,179)	(2,610,380)

Provision for income taxes	-	-	-

Net loss	(354,319)	(125,179)	(2,610,380)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	(5,412)

Total comprehensive income (loss)	$(354,319)	$(125,179)	$(2,615,792)

Net loss per common share (basis and diluted)	$(0.0015)	$(0.001)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	233,293,240	123,004,481	234,521,201

Dividends paid per common share	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the period February 11, 2003 (Inception) to September 30, 2010

Cash flows from operating activities
Net income (loss)	$(354,319)	$(125,179)	$(2,615,792)
Adjustments to reconcile net income to cash (used in) operating activities
Issuance of common stock - services	54,950	-	92,450
Issuance of common stock - equity line of credit	1,000	-	2,000
Issuance of common stock - past consideration	2,800	-	275,400
Issuance of common stock - licensing	10,000	-	10,000
Issuance of common stock - accrued officers salaries /expenses	-	-	928,292
Write-off of consulting agreement - prior fees	-	-	185,000
Depreciation and amortization	57	57	9,199
(Increase) decrease in
Prepaid expenses	(1,500)	-	(1,500)
Organizational costs	-	-	(8,575)
Increase (decrease) in			-
Accounts payable, trade	(21,489)	31,099	153,692
Due to related parties	263,008	99,455	738,566
Cash flows (used in) operating activities	(45,493)	5,432	(231,268)

Cash flows from investing activities
Software/website development costs	-	(29,000)	(406,612)
Purchase of equipment	-	-	(1,134)
Cash flows (used in) investing activities	-	(29,000)	(407,746)

Cash flows from financing activities
Proceeds from the issuance of stock	45,800	24,000	504,833
Proceeds from stock subscriptions	-	-	134,600
Cash flows provided by financing activities	45,800	24,000	639,433

Net increase in cash	307	432	419

Cash and cash equivalents, beginning of period	112	78	-
Cash and cash equivalents, end of period	$419	$510	$419

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company’) was formed on February 11, 2003 under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of September  30, 2010, the Company was a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through September 30, 2010, the Company did not realize any revenue.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended September 30, 2010, respectively along with the period February 11, 2003 (date of inception) to September 30, 2010. These interim financial statements should be read in conjunction with the audited financial statements, which are contained in the Form 10-K as of and for the two year period ended June 30, 2010 filed with the SEC on October 14, 2010.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through September 30, 2010, the Company has not realized any revenue.

Software Development Costs

The Company accounts for its software development costs for its products in accordance with Statement of Position no. 98 issued by the AICPA in March 1998.

As of September 30, 2010, the Company capitalized $406,612 for the costs incurred to-date.  Management of the Company intends to amortize these costs over their estimated useful life when the Company realizes revenue.

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

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  As of September 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements. The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2010 and June 30, 2010, the Company incurred accounts payable of $153,691 and $175,181, respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 3. RELATED PARTY TRANSACTIONS

Due to Related Parties

As of September 30, 2010 and June 30, 2010, the Company incurred amounts due to related parties of $738,566 and $475,558, respectively. The due to related parties consists of the payments due under employment agreements to the officers of the Company along with the related United States employment taxes, the license agreement and unreimbursed operating expenses incurred by the majority shareholder. The advances for unreimbursed operating expenses do not bear interest or any specific repayment terms.

	September 30, 2010	June 30, 2010
	Unaudited	Audited
Employment contracts - officers	$475,558	$475,558
Licensing agreement	263,008	-
Unreimbursed expenses	-	-

Total due to related parties	$738,566	$475,558

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

Office Rent

The Company shares office space at the residence of the Co-Chairs of the Board located in Edmonton, Canada and Longwood, Florida at no cost to the Company. For the three months ended September 30, 2010 and 2009, the rent expense was zero.

NOTE 4. INCOME TAXES

As of September 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $2,140,234 which expire in 2030. Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

Future tax benefits related to temporary differences relate to the following as of June 30, 2010:

Gross deferred tax assets:
Net operating losses	$(2,615,792)
Accrued officers compensation	475,558

Total gross deferred tax assets	(2,140,234)
Less - valuation allowance	2,140,234

Net deferred tax assets	$-

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of September 30, 2010 did not satisfy the realization criteria and accordingly has recorded a valuation allowance for the entire gross tax asset.

NOTE 5. STOCKHOLDERS’ EQUITY

As of September 30, 2010, the Company was authorized to issue 400,000,000 shares of common stock of which 354,917,209 common shares were issued and outstanding.

Balance of outstanding common shares - June 30, 2010	234,562,209
Issuance of common stock – cash (1)	4,580,000
Issuance of common stock - services (2)	5,495,000
Issuance of common stock - drawdown equity agreement (3)	10,000,000
Issuance of common stock - past consideration (4)	280,000
Issuance of common stock – licensing agreement (5)	100,000,000

Total common shares issued	120,355,000

Balance of outstanding common shares - September 30, 2010	354,917,209

1)	4,580,000 shares of Common Stock of the Company were issued for $45,800 of cash consideration at an average per share price of $0.01.

2)	5,495,000 shares of Common Stock of the Company were issued for $54,950 for services rendered on behalf of the Company at an average per share price of $0.01.

3)
On September 21, 2010, 10,000,000 shares of Common Stock of the Company were issued under a drawdown equity financing agreement and registration rights agreement. On March 18, 2010, the Company entered into a drawdown equity financing agreement and registration rights agreement with Auctus Private Equity Fund, LLC. In accordance with the agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s Common stock, par value $0.0001, over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of Common Stock at a per share purchase price of equal to 95% of the lowest closing bid price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $250,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date. Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the Federal securities laws, including the Securities Act of 1933, as amended. The Company is obligated to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 within 90 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing.

4)	280,000 shares of Common Stock of the Company were issued for $2,800 for past consideration at an average per share price of $0.01.

5)	On September 7, 2010, 100,000,000 shares of Common Stock of the Company were issued in partial consideration for the exclusive licensing agreement. See Note no. 8.

NOTE 6. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of September 30, 2010, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 7. LIQUIDITY AND CAPITAL RESOURCES – GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying financial statements, the Company experienced a net loss of $354,319 for the three months ended September 30, 2010, respectively, along with an accumulated deficit during the Company’s development stage of $2,615,792 as of September 30, 2010.

Management believes that additional capital will be required to fund operations through September 30, 2011 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8. LICENSING AGREEMENT

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

NOTE 9. SUBSEQUENT EVENTS

As of November 9, 2010, the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended September 30, 2010.

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

Business Overview

General

Smart Kids Group, Inc. (throughout this report referred to as “we,” “us,” “the Company,” “Smart Kids Group” or “SKGP”) is a development stage company incorporated in the State of Florida on February 11, 2003. From our inception, we have not generated any revenues and as of September 30, 2010, we have incurred a net loss of $2,615,792. As of September 30, 2010, we had $419 in cash on hand, total assets of $409,041, total liabilities of $892,257, and an accumulated deficit of $2,615,792. In our auditor’s report included in their audit for fiscal year ended June 30, 2010 and 2009, they expressed substantial doubt as to our ability to continue as a going concern.

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

A detailed description of our business and strategic business plan is more fully described in the section entitled “Our Business” section of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 14, 2010. Investors are encouraged to read such section as well as consider the risk factors presented in the annual report.

Exclusive Sub-Licensing Agreement with Smart Kids International Holdings, Inc.

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

We plan to use children-oriented characters and products as a common theme to develop our main relating to Be Alert Bert® children’s website, “Live at the Hive” (www.liveatthehive.com), which we intend to launch either in the Fourth Calendar Quarter of 2010, or First Calendar Quarter of 2011. The Company intends to charge an annual membership fee (after a 30 day trial period) of $19.99 per family which will provide them with access to some of our content and through which they will be able to purchase our videos, music, books and other content that we either sublicense or produce. Revenue from this source is intended to provide us with short-term operating funds.

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

In consideration for the execution of the License Agreement and for the exclusivity of the license, SKGP has agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette,  and issue an amount of shares of SKGP common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s President and Co-Chairman of the Board of Directors , who currently owns 156,949,209 shares (44.22%). This issuance to 3DFV will amount to approximately 156,949,209 shares of the Company’s common stock. As of October 14, 2010, 3DFV has been issued 100,000,000 shares of restricted common stock; the remaining shares of restricted common stock have yet to be issued subject to the requisite filings with the SEC to increase the number of authorized shares of common stock.   In addition, 3DFV’s President, Mr. Joseph DiFrancesco, has been appointed as the SKGP’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. Pursuant to the License Agreement, Mr. DiFrancesco was granted the right to appoint an additional board member in his sole and absolute discretion, and he subsequently appointed Mr. Michael Gibilisco for consideration. Mr. Gibilisco was subsequently elected to the Board by a majority vote of the shareholders.

3DFV and Richard Shergold will be issued the number restricted common shares for the amount agreed upon which is 200 million shares each in total.  A change of control clause exists in the licensing agreement with SKIH but will be amended to be an even split between SKGP and 3DFV.

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

The Gina D Brand Library® television programs can be seen worldwide over 30 times a week on major Christian cable and broadcast television networks including: the Trinity Broadcasting Network (TBN), the Smile of a Child 24/7 Network, the Christian Television Network (CTN), the World Harvest-LeSea Network (WHT), the Victory Television Network (VTN), the AMGTV Network, and the TCT Television Network through Broadcast Stations, DIRECTV, Dish Network, Sky Angel, Comcast, Brighthouse Network and a number of other Christian and Family cable networks and Broadcast Stations. The programs can be seen in the following territories: United States, Europe, Middle East, Australia, New Zealand, S.E. Asia, Africa, Russia and on Canada's own Miracle Channel.

To capitalize on all of the current television exposure, the company plans to raise money to distribute and promote “Sing Along with Gina D & Bert The Bee” a pre-school family Television Special, DVD’s and CD’s to be sold domestically and internationally narrated in English by American “Radio Icon” Casey Kasem and in Spanish. SKGP will also manufacture and distribute all the “Gina D Brand Library® products consisting of 57 DVD’s and over 340 Original Song CD’s & Music Videos which are all owned by 3DFV and licensed to the Company. SKGP plans on distributing the Gina D Brand Library® products through large retail outlets and large books stores. Additionally these products are anticipated to be sold over the Internet through online retailers.

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

Going Concern

At September 30, 2010, we had $419 cash on-hand and an accumulated deficit of $2,615,792, and as noted throughout this report and our financial statements and note thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

The financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $354,319 for the three months ended September 30, 2010 and as of September 30, 2010 had an accumulated deficit of $2,615,792. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. However, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In their audit report as of and for the two years ended June 30, 2010, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

We have financed our operations to date from loans and the sale of equity securities. Our total current assets at September 30, 2010 were $1,919, compared to $112 at September 30, 2009. Total current assets consist of cash on hand and prepaid expenses. As of September 30, 2010, our cash on hand was $419 compared to $112 as of September 30, 2009. At September 30, 2010, our accounts receivable were zero compared to zero at June 30, 2010, and we have not generated any revenue as of the date of this report since our inception in 2003.

We have financed our operations to date from loans and the sale of equity securities and will continue to depend on such to fund our operations for the next 12 months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Net Cash (Used in) Provided by Operating Activities	$(45,493)	5,432

Net Cash Used In Investing Activities	$0	(29,000)

Net Cash Provided by (Used In) Financing Activities	$45,800	24,000

Effect of Exchange Rate on Cash	$—	—

Net Effect on Cash	$307	432

Cash at Beginning of Period	$112	78

Cash End of Period	$419	510

The following table sets forth the Company’s contractual obligations:

Payment by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations					$-
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long-Term Liabilities
Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$-	-	-	-	-

Results of Operations

As of September 30, 2010, our cash on hand was $419, compared to $112 as of June 30,  2010. This increase was nominal and due to sale of the Company’s restricted common stock.

As of September 30, 2010, our total assets were $409,041, compared to $407,291 as of June 30, 2010. This increase was primarily due to the increase in prepaid expenses and a nominal increase in cash.

As of September 30, 2010, our total current liabilities were $892,257 compared to $650,739 as of June 30, 2010. Total current liabilities are comprised of accounts payable (trade) of $153,691 as of September 30, 2010, compared to $175,181 as of June 30, 2010 and amounts due to related parties of $738,566 as of September 30, 2010, compared to $475,558 at June 30, 2010

Total Stockholders’ Deficit. Our stockholders’ deficit was $483, 216 as of September 30, 2010.

Accounts Payable and Accrued Expenses. As of September 30, 2010, the Company incurred $153,691 in accounts payable. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Due to Related Parties

As of September 30, 2010 and 2009, our due to related parties was $738,566 compared to $475,558 as of June 30, 2010. This increase is related to the execution of the 3DFV licensing agreement in September 2010.

Three months Ended September 30, 2010 Compared to Three months Ended September 30, 2009

Revenues. We had no revenues for the three months ended September 30, 2010. To date, we have not attained any revenues.

Net Loss. We had a net loss of $354,319 for the three months ended September 30, 2010 compared to $125,179 for the three months ended September 30, 2009. This increase was primarily due to the execution of the 3DFV licensing agreement in September 2010.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses increased from $125,122 for the three months ended September 30, 2009 to $351,462  for the three months ended September 30, 2010. This was primarily due to an increase in general and administrative expenses from $772 to $324,756, primarily due to the execution of the 3DFV licensing agreement in September 2010.

Liquidity and Capital Resources

Cash Balance. As of September 30, 2010, we had $419 in cash on-hand.

In their audit report as of and for the two years ended June 30, 2010, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As reflected in the accompanying interim financial statements, the Company experienced a net loss of $354,319 for the three months ended September 30, 2010, along with an accumulated deficit during the Company’s development stage of $2,615,792 as of September 30, 2010.

Management believes that additional capital will be required to fund operations through September 30, 2011 and beyond, as it attempts to generate revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since inception of the business, February 11, 2003 and through September 30, 2010, the Company has not realized any revenue.

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

The Company accounts for its software development costs for its products in accordance with Statement of Position #98 issued by the AICPA in March 1998. As of September 30, 2010, the Company capitalized $406,612 for the costs incurred to-date. Management intends to amortize these costs over their estimated useful life when the Company realizes revenue.

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

Based upon that evaluation, our Management has concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term. Failure to obtain financing will prevent us from curing any of the above stated deficiencies.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Joseph DiFrancesco, the Principal Executive Officer of Smart Kids Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2
Certification by Richard Shergold, the Principal Financial Officer and Accounting Officer of Smart Kids Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Joseph DiFrancesco, the Principal Executive Officer of Smart Kids Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Richard Shergold, the Principal Financial Officer and Accounting Officer of Smart Kids Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 9, 2010	By:	/s/ JOSEPH DIFRANCESCO
Name: Joseph DiFrancesco
Title: Chief Executive Officer and Co-Chairman
(Principal Executive Officer)

By:	/s/ RICHARD SHERGOLD
Name: Richard Shergold
Title: President, Chief Development Officer and Co-Chairman
(Principal Financial and Principal Accounting Officer)