Form 10-Q
period 2010-12-31
Smart Kids Group Inc.
filed 2011-02-22
CIK 1414295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-153294

Smart Kids Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	05-0554762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 234, 9768-170 St. Edmonton, AB Canada T5T 5L4
(Address of principal executive offices)

(780) 222-6257
(Registrant’s telephone number)
2005 Tree Fork Lane, Suite 109, Longwood, FL 32750
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [ ]

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 364,352,503 as of February 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
Page
Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (audited);	F-1
Statements of Operations for the three and six months ended December 31, 2010 and 2009 and the period from Inception (February 11, 2003) to December 31, 2010 (unaudited);	F-2
Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and the period from Inception (February 11, 2003) to December 31, 2010 (unaudited);	F-4
Notes to Financial Statements.	F-6

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$86	$112
Prepaids	132,353	-
Total current assets	132,439	112
Fixed assets
Equipment, net of accumulated depreciation of $681 and $567, respectively	453	567
Other assets
Software development costs, net of accumulated amortization of $0 and $0, respectively	414,612	406,612
Total assets	$547,504	$407,291
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$176,045	$175,181
Due to related parties	496,023	475,558
Total current liabilities	672,068	650,739
Total liabilities	672,068	650,739
Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	-	-
Common stock: $0.0001 par value; authorized 900,000,000 shares; issued and outstanding: 364,352,503 and 234,562,209, respectively	36,436	23,456
Additional paid-in capital	2,291,504	1,994,569
Common stock receivable, net of allowance of $96,000 and $0, respectively	(14,532)	-
Common stock payable	5,500	-
Accumulated deficit during the development stage	(2,523,293)	(2,256,061)
Other comprehensive loss	(5,279)	(5,412)
Total stockholders' deficit	(124,564)	(243,448)
Total liabilities and stockholders' deficit	$547,504	$407,291

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	(February 11, 2003) to December 31, 2010
Revenues	$-	$-	$-	$-	$-

Cost of goods sold	-	3,000	-	3,000	549,159
Gross loss	-	(3,000)	-	(3,000)	(549,159)

Operating expenses
Salaries and wages	25,836	75,598	25,836	151,196	595,432
Legal and professional fees	33,798	36,109	60,504	68,861	769,976
Depreciation	56	57	113	113	9,255
General and administrative expenses	4,740	27,798	36,488	44,570	152,580
Licensing expense	(258,930)	-	4,078	-	4,078
Allowance of stock receivable	90,600	-	90,600	-	90,600
Total operating expenses	(103,900)	139,562	217,619	264,740	1,621,921

Operating loss	103,900	(142,562)	(217,619)	(267,740)	(2,171,080)

Other expense
Finance and interest expense	(16,813)	(254,250)	(49,613)	(254,250)	(352,213)
Total other expense	(16,813)	(254,250)	(49,613)	(254,250)	(352,213)

Net income loss	87,087	(396,812)	(267,232)	(521,990)	(2,523,293)

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(Continued)

	Three Months Ended		Six Months Ended		From Inception
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	(February 11, 2003) to December 31, 2010
Other comprehensive income (loss)
Foreign currency translation adjustment	133	-	133	-	(5,279)
Total comprehensive loss	$87,20	$(396,812)	$(267,099)	$(521,990)	$(2,528,572)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	272,668,104	125,751,060	255,250,157	123,398,975

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	December 31, 2010	December 31, 2009	From Inception (February 11, 2003) to December 31, 2010
Cash flows from operating activities
Net loss	$(267,232)	$(521,990)	$(2,523,293)

Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock- services	40,263	35,000	77,763
Issuance of common stock- equity draw down	-	-	1,000
Issuance of common stock- financing fees	32,800	254,250	305,400
Issuance of common stock- officer compensation	-	-	928,292
Write-off of consulting agreement- prior fees	-	-	185,000
Allowance of stock receivable	90,600	-	90,600
Termination of licensing agreement	258,930	-	258,930
Depreciation and amortization	113	113	9,255
Changes in assets and liabilities:
Organizational costs	-	-	(8,575)
Accounts payable and accrued expenses, trade	865	(2,424)	176,046
Due to related parties	(238,465)	145,422	237,093
Net cash used in operating activities	(82,126)	(89,629)	(262,489)

Cash flows from investing activities
Software/website development costs	-	(58,000)	(406,612)
Purchase of equipment	-	-	(1,134)
Net cash used in investing activities	-	(58,000)	(407,746)

Cash flows from financing activities
Proceeds from the issuance of stock	48,599	164,000	507,632
Proceeds from equity draw down	33,369	-	33,368
Proceeds from stock subscriptions	-	-	134,600
Net cash provided by financing activities	81,967	164,000	675,600

Effect of exchange rate changes on cash	133	-	(5,279)

(Decrease) increase in cash	(26)	16,371	86
Cash, beginning of period	112	78	-

Cash, end of period	$86	$16,449	$86

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Continued)

Supplemental disclosure for cash flow information:	December 31, 2010	December 31, 2009	From Inception February 11, 2003 to December 31, 2010
Cash paid for during the period for
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of non-cash Investing and financing activities
Stock issued for prepaid expense	$132,353	$-	$132,353
Stock issued for equity draw down	$54,000	$-	$54,000
Stock issued for software development	$8,000	$-	$8,000

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company”) was formed on February 11, 2003 (date of inception) under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of December 31, 2010, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through December 31, 2010, the Company did not realize any revenues and has not commenced its principal operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). During the current period the Company has determined that the software development cost asset of $406,612 reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as well as the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 included sublicensing fees of $270,000 which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Codification (“FASB ASC”) 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and removed websites from the internet that operated on this obsolete technology.  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on its financial condition, results of operations or cash flows reported in prior periods.  Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made except for the restatementitems noted above.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

The reporting currency of the Company is the U.S. dollar.  The Company has one bank account located in Canada and as a result, has re-measured the account from Canadian dollars to U.S. dollars.  The resulting translation adjustment has been recorded as other comprehensive loss.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

As used in these Notes to the condensed financial statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Smart Kids Group, Inc.  These condensed financial statements include all accounts of the Company.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made to the prior period financial statements to conform to the current presentation.  Specifically, other comprehensive loss due to foreign currency translations of $5,279 was segregated from the accumulated deficit during the development stage on the Company’s Condensed Balance Sheets, and depreciation expense of $113 was determined to be an operating expense and accordingly was reclassified to operating expenses in the Statements of Operations and Comprehensive Loss.

Use of Estimates

The preparation of financial information in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial information and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $267,232 and $521,990 for the six months ended December 31, 2010 and 2009, respectively, accumulated deficit of $2,523,293 and a working capital deficiency of $539,629 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management believes that additional capital will be required to fund operations through December 31, 2011 and beyond, as it attempts to generate revenues, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and June 30, 2010 the Company had no cash equivalents.

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

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the six months ended December 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, software development costs, accounts payable and accrued expenses approximates fair value.  During the current period the Company has determined that the software development cost asset of $406,612 as of June 30, 2010 was not accounted for correctly under FASB ASC 350-40.  At this time the Company does not have sufficient time to determine the impact of those error corrections and intends to restate its financial statements for the year ended June 30, 2010 and the quarter ended September 30, 2010 and December 31, 2010.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1                           Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2                           Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3                           Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through December 31, 2010, the Company has not realized any revenue.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

Software Development Cost

In accordance with the FASB ASC 350-40, Intangibles-Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred.  Costs incurred during the application development stage are capitalized and reported as software development costs.  Capitalized internal use software costs are depreciated over the expected economic life using the straight-line method.

Issued

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on financial position, results of operations or cash flows, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2. PREPAID EXPENSE

On December 23, 2010 the Company entered into a six month agreement with a third party for consulting services.  Per the agreement, the Company issued 88,235,294 shares of common stock valued at $132,353 or $0.0015 per share based on the fair value of the Company’s stock on December 23, 2010 as a non-refundable, non-apportionable and non-ratable commencement retainer.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2010 and June 30, 2010, the Company incurred accounts payable of $176,045 and $175,181, respectively. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

NOTE 4. RELATED PARTY TRANSACTIONS

Due to Related Parties

	December 31, 2010	June 30, 2010

Unpaid officer compensation	$96,023	$75,558

Total due to related parties	$96,023	$75,558

As of December 31, 2010 and June 30, 2010, the Company incurred amounts due to related parties of $496,023 and $475,558, respectively. The entire liability consists of the payments due under employment agreements to the officers of the Company.

Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer incur any sublicensing fees or accrue unpaid officers’ salaries until further notice. The Company issued 92,829,209 restricted common stock in exchange for the outstanding and accrued officers’ salaries and licensing fees as of June 30, 2010 in the amount of $928,292 at a per share price of $.01.

Licensing Agreement

On June 20, 2005, the Company entered into an exclusive sublicense agreement with Smart Kid International Holdings, Inc., (“SKIH”), a company owned by our Chief Executive Officer and Director, Richard Shergold.  This sublicense agreement gives the Company rights to the intellectual property relating to Be Alert Bert® and Full Motion FitnessTM, including the trademarks and all related products. This sublicense agreement requires the Company to pay licensing fees of $5,000 per month in exchange for the use of the trademarks, domain names and copyrights, concepts and characters and rights to manufacture, distribute, sell, advertise, and profit from the products relating to the Be Alert Bert® and Full Motion FitnessTM intellectual property.

On January 1, 2010, SKIH agreed to waive the monthly payment obligation for a period of time until the Company is able to raise capital and refurbish the existing product line for reintroduction into the domestic and international markets.  The waiver is still in effect as of December 31, 2010.  For the six months ended December 31, 2010, there has been no sublicensing fee expense.  Due to lack of revenues and available financing, on June 25, 2010, the Company issued 18,421,000 shares of common shares in exchange for the outstanding and accrued licensing fees as of December 31, 2009 in the amount $184,211 at a per share price of $0.01.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

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

In consideration for the execution of the License Agreement and for the exclusivity of the license, The Company agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette, and issue an amount of shares of the Company common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s then President and Co-Chairman. This issuance to 3DFV would have amounted to approximately 200,000,000 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, was appointed as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. On December 15, 2010 the Company effectively terminated the License Agreement with 3DFV by mutual agreement between the parties.  Shares issued in accordance with the License Agreement were returned and all obligations under the License Agreement have ceased. Effective December 22, 2010, Joseph DiFrancesco resigned from all positions as an officer of the Company and a member of the Board of Directors.  At the time of termination the Company had issued to 3DFV 100,000,000 shares of restricted common stock and paid $4,078 of the one-time fee.  The stock was returned and cancelled on December 23, 2010 and the unpaid portion reported on the Company’s Condensed Statements of Operations and Comprehensive Loss as a reduction in licensing fees due to the termination of the license agreement.

Office Rent

The Company shares office space at the residence of the Co-Chairs of the Board located in Edmonton, Canada and Longwood, Florida at no cost to the Company. For the six months ended December 31, 2010 and 2009, the rent expense was zero.

NOTE 5. DRAWDOWN EQUITY FINANCING AGREEMENT

On March 18, 2010, the Company entered into a drawdown equity financing agreement and a registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”). In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

As of December 31, 2010, all 38,000,000 free trading shares registered on the Company’s Form S-1 effective May 26, 2010 has been issued to Auctus. Per the Agreement, the valuation of the issuances is determined as the higher of 75% of the average lowest closing price of the Company’s common stock ten days prior to the issuance or the lowest close price of the Company’s common stock five consecutive trading days after the issuance.

The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
June 25, 2010	10,000,000	$0.0091	$91,200
September 21, 2010	10,000,000	$0.0021	$21,000
November 15, 2010	18,000,000	$0.0018	$32,400
	38,000,000	$0.0038	$144,600
Allowance			(90,600)
Stock receivable			20,032

The original issuance on June 25, 2010 was valued at par.  The Company revisited the valuation method in the second quarter and determined that the shares were under valued.  The difference was recorded in the second quarter.  The difference between the par and revaluation was deemed to be immaterial to our financial statements as it had no income statement impact and the stock receivable would have been reduced due to the Company’s determination that the balance was not collectable in full.

Each issuance of stock was recognized as a stock receivable. As of December 31, 2010, the Company has received cash proceeds of $33,368. The Company has analyzed the collectability of the receivable as of December 31, 2010 and has determined that $90,600 of the remaining balance is uncollectable due to the Company’s stock price and lack of trading volume. The $90,600 has been recorded as an allowance of stock receivable as of December 31, 2010. The Company recognized a net stock receivable of $20,032 in relation to the Agreement as of December 31, 2010.

NOTE 6. STOCKHOLDERS’ EQUITY

As of December 31, 2010, the Company was authorized to issue 40,000,000 shares of preferred stock each with a par value of $0.0001 of which zero are issued and outstanding.

As of December 31, 2010, the Company was authorized to issue 900,000,000 shares of common stock each with a par value of $0.0001 of which 364,352,503 common shares were issued and outstanding.

On July 16, 2010, the Company issued 250,000 shares of restricted common stock valued at $0.01 per share or $2,500 as financing fees.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

On July 16, 2010, the Company issued 1,000,000 shares of restricted common stock for cash consideration of $0.01 per share or $10,000, $5,000 of which was received in May and June 2010, and the stock subsequently issued in July 2010

On July 16, 2010, the Company issued 125,000 shares of restricted common stock for cash consideration of $0.08 per share or $10,000.  The cash was received in March 2010, and the stock subsequently issued in July 2010.

On September 7, 2010, the Company issued 2,200,000 shares of restricted common stock for cash consideration of $0.01 per share or $22,000, $5,000 of which was received in May and June 2010, and the stock subsequently issued in September 2010.

On September 7, 2010, the Company issued 3,030,000 shares of restricted common stock valued at $0.01 per share or $30,300 as financing fees.

On September 7, 2010, the Company issued 4,000,000 shares of restricted common stock valued at $0.01 per share or $40,000 for services and 250,000 shares of restriced common stock valued at $0.01 per share for the purchase of software.

On September 7, 2010, the Company issued 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 in connection with an exclusive licensing agreement.  There shares were subsequently returned to the Company in December 2010 upon termination of the licensing agreement. See Note 4.

On September 21, 2010, the Company issued 10,000,000 shares of free trading common stock valued at $0.0021 per share or $21,000, in connection with the drawdown equity financing agreement and registration rights agreement in exchange of stock receivable.  See Note 5.

On September 22, 2010, the Company issued 500,000 shares of restricted common stock for cash consideration of $0.01 per share or 5,000.

On September 22, 2010, the Company issued 125,000 shares of restricted common stock valued at $0.0021 per share or $263 based on the fair value of the Company’s common stock on September 22, 2010 for services.

On November 1, 2010, the Company issued 2,500,000 shares of restricted common stock valued at $0.0022 per share or $5,500 based on the fair value for the purchase of stoftware.  As of December 31, 2010 this balance is recorded as a stock payable.

On November 15, 2010, the Company issued 18,000,000 shares of free trading common stock valued at $0.0018 per share or $32,400 in connection with the drawdown equity financing agreement and registration rights agreement in exchange of stock receivable.  Upon issuance the stock was recorded as a stock receivable.  At December 31, 2010 the Company determined that proceeds of $90,600 would not be received and appropriately reduced the stock receivable. As of December 31, 2010 the Company has received proceeds of approximately $33,970 through the drawdown equity financing. See Note 5.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

On November 30, 2010, the Company issued 3,200,000 shares of restricted common stock in consideration for cash of $0.01 per share or $32,000.

On December 22, 2010, the Company granted Richard Shergold 214,354,600 shares of restricted common stock valued at $0.0015 per share or $321,532 based on the fair value of the Company’s stock on December 22, 2010 in accordance with the sublicensing and licensing agreement with SKHI and 3DFV. As of December 31, 2010 the shares had not been issued. Effective December 15, 2010 the 3DFV agreement was terminated and in February 2011 the Company issued a resolution to cancel the granting of all 214,354,600 shares due to Richard Shergold.  See Note 9.

On December 23, 2010, the Company issued 88,235,294 shares of restricted common stock valued at $0.0015 per share or $132,353 based on the fair value of the Company’s stock on December 23, 2010 as a prepayment for services to be received over the next six months.

On December 23, 2010, 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 were returned in connection with the cancellation of a licensing agreement.  See Note 4.

On November 25, 2010, upon majority of votes by the Company’s stockholders, the capital stock of the Company was increased to 940,000,000 shares, including 900,000,000 shares of common stock and 40,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

NOTE 7. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash. As of December 31, 2010 and June 30, 2010, the Company maintained its cash accounts with financial institutions located in the United States and Canada. Historically, the Company has not experienced any losses on its deposits.

NOTE 8.  OTHER EVENTS

Restatement

The Company intends to restate its financial statement for the year ended June 30, 2010 and for the quarter ended September 30, 2010 and December 31, 2010, to correct items relating to the software and development asset values.  Accordingly, our previously filed financial statements for the year ended June 30, 2010 cannot be relied upon.

NOTE 9. SUBSEQUENT EVENTS

In February 2011 the Company issued a resolution to cancel the granting of all 214,354,600 shares on December 22, 2010 due to Richard Shergold in connection with the termination of the 3DFV licensing agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are a development stage company incorporated in the State of Florida on February 11, 2003. From our inception, we have not generated any revenues and have incurred a net loss of $267,232 for the six months ended December 31, 2010.  As of December 31, 2010, we had $86 in cash on hand, total assets of $547,504, total liabilities of $672,068, and an accumulated deficit during the development stage of $2,523,293. In our Auditor’s report included in their audit for fiscal years ended June 30, 2010 and 2009, they expressed substantial doubt as to our ability to continue as a going concern.

Based on intellectual property that we sublicense from an affiliate company, we have the intellectual rights to educational and entertainment media products, including television shows, video, music and books, related to the Be Alert Bert® character and his friends.  We also have developed fitness media products, including television shows and Tai Chi fitness programs, that we have branded Full Motion FitnessTM. Our media products are intended to entertain and educate families with a particular focus on personal safety, health and fitness and related issues. Because of the dual focus on education and entertainment, we sometimes refer to our products as “EDUtainment products.”

All intellectual property relating to Be Alert Bert® and Full Motion FitnessTM, including the trademarks and all related products, were obtained under an exclusive sublicense agreement we entered into with Smart Kids International Holdings, Inc., (“SKIH”), a company owned by our Chief Executive Officer and Director, Richard Shergold. This sublicense agreement has been effective since June 20, 2005, and requires us to pay licensing fees of $5,000 per month in exchange for our use of the trademarks, domain names and copyrights, concepts and characters and rights to manufacture, distribute, sell, advertise, and profit from the products relating to the Be Alert Bert® and Full Motion FitnessTM intellectual property. Our sublicense also permits us to create new stories and products utilizing the sublicensed intellectual property and to license and otherwise profit from those newly created stories and products.  The term of the sublicense agreement is for 25 years, with an option to extend in perpetuity.

Due to lack of revenues and available financing, on June 25, 2010, we issued 18,421,000 shares of common shares in exchange for the outstanding and accrued licensing fees as of December 31, 2009 in the amount $184,211 at a per share price of $0.01. On January 1, 2010, SKIH agreed to waive our monthly payment obligation for a period of time until we are able to raise capital and refurbish our existing product line for reintroduction into the domestic and international markets. The waiver is still in effect as of December 31, 2010, however SKIH has informed us that our monthly payment obligations may resume starting in June of 2011, but will be based on our then financing situation and our ability to implement our business plan and achieve revenues.

Under our sublicense, we have rights to numerous television shows, music videos, books and other media related to the Be Alert Bert® and Full Motion FitnessTM property concepts. We have roughly 54 television shows, 15 music videos and several books (completed and under development) associated with Be Alert Bert® and 31 health videos and television shows under Full Motion FitnessTM.  Before we were formed in February 2003 and before we entered into the sublicense agreement, these media products were already available and distributed in the United States, Canada and various international markets.  The airing time under the television contracts for those media products concluded in the United States and Canada about four years ago and internationally last year.

Our business plan for the next twelve months is to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.  This plan includes locating distribution channels for our products and associated marketing efforts.  We estimate that we will need approximately $350,000 to accomplish these tasks.  As such, we are currently searching for avenues of financing to accomplish these goals.

In addition to repackaging our existing products for sale, we intend to develop new media products based on our licensed intellectual property.  We are working on a series of television shows titled the “The Adventures of Bert and Claire.” We are also working to launch a website to display, market and retail our products named, “the Smartkids Community” (www.smartkidscommunity.com).  We intend to charge an annual membership fee (after a 30 day trial period) of $19.99 per family which will provide them with access to some of our content and through which they will be able to purchase our videos, music, books and other content that we either sublicense or produce. We hope to launch this website by the end of April, but our design is contingent on the availability of financing. To develop our new television series and launch our interactive website, we will need roughly $2 million in capital.

Because capital is a prerequisite to the implementation of our business plan, we have been actively searching for financing opportunities.  We have no current capital sources currently available for our $2,350,000 estimated budget. We have an equity drawdown agreement with Auctus Private Equity Fund, LLC, but most of that financial resource is dedicated to our working capital needs, including corporate costs and professional fees.  As such, we need additional capital to continue as a going concern.

We previously reported that on September 9, 2010 we entered into a License Agreement (the “License Agreement”) with 3D Future Vision, Inc., a Florida corporation (“3DFV”) on an exclusive basis for a term of twenty five (25) years. Pursuant to the License Agreement, 3DFV granted certain rights under its proprietary intellectual property related to the Gina D Brand Library® intellectual property inventory (“Licensed IP”) for us to make, have made, import, use, offer for sale, promote, distribute, sell products and processes, and otherwise commercially exploit the Licensed IP in all fields and any manner as deemed necessary in our sole discretion.

In consideration for the execution of the License Agreement and for the exclusivity of the license, we agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette, and issue an amount of shares of our common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in our company equal to that of Mr. Richard Shergold, our Chief Executive Officer and Director.

On December 15, 2010 the Company effectively terminated the License Agreement with 3DFV by mutual agreement between the parties.  Shares issued in accordance with the License Agreement were returned and all obligations under the License Agreement have ceased. Effective December 22, 2010, Joseph DiFrancesco resigned from all positions as an officer of the Company and a member of the Board of Directors.  At the time of termination the Company had issued to 3DFV 100,000,000 shares of restricted common stock and paid $4,078 of the one-time fee.  The stock was returned and cancelled on December 23, 2010 and the unpaid portion of the one-time fee liability removed. The stock was returned and cancelled on December 23, 2010 and the unpaid portion reported on the Company’s Condensed Statements of Operations and Comprehensive Loss as a reduction in licensing fees due to the termination of the license agreement.

During the current period the Company has determined that the software development cost asset of $406,612 reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as well as the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 included sublicensing fees of $270,000 which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Codification (“FASB ASC”) 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and removed websites from the internet that operated on this obsolete technology.  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on its financial condition, results of operations or cash flows reported in prior periods.  Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made except for the restatementitems noted above.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.  The Company intends to restate its financial statement for the year ended June 30, 2010 and for the quarter ended September 30, 2010 and December 31, 2010, to correct items relating to the software and development asset values.

Results of Operations

Revenues. We had no revenues from our inception on February 11, 2003 to December 31, 2010.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses. Our operating expenses include website maintenance fees, salaries and wages, general and administrative expenses, legal and professional fees. Our total operating expenses decreased 174% from an operating loss of $139,562 for the three months ended December 31, 2009 to an operating income of $103,900 for the three months ended December 31, 2010. This was primarily due to the termination of the 3DFV licensing agreement in which the Company no longer has the obligation to pay the unpaid licensing fee of $258,930 and a decrease in salary and wages of $49,762 and general and administrative expenses of $23,059 as a result of our resolution to halt the accrual of licensing and unpaid salaries, offset by an increase of $90,600 due to an allowance of stock receivables in association with the Company’s equity drawdown agreement.

Our total operating expenses decreased 18% from $264,740 for the six months ended December 31, 2009 to $217,619 for the six months ended December 31, 2010. This was primarily due to the decrease in salaries and wages of $125,360 due to the halt in salary accruals, offset by an increase of $90,600 due to an allowance of stock receivables in association with the Company’s equity drawdown agreement.

The Company anticipates operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale

Net Loss. We had a net income of $87,087 for the three months ended December 31, 2010 compared to a net loss of $396,812 for the three months ended December 31, 2009. The increase of $483,833 was primarily due to the termination of the 3DFV licensing agreement liability of $258,930 in addition to the non-incurrence of salaries and wages and other licensing fees, offset by an increase of $90,600 due to an allowance of stock receivables in association with the Company’s equity drawdown agreement.

We had a net loss of $267,232 for the six months ended December 31, 2010 compared to $521,990 for the six months ended December 31, 2009.  The decrease of 49% was due to that mentioned above, the termination of the licensing agreement liability, supplemented by a decrease in salaries and wages and other licensing fees, and allowance of stock receivables.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $132,439 and total assets in the amount of $547,504. Our total current liabilities as of December 31, 2010 were $672,068.  We had a working capital deficit of $539,629 as of December 31, 2010.

Operating activities used $82,126 in cash for the six months ended December 31, 2010 compared to $89,629 for the six months ended December 31, 2009 as a result of a decrease in stock issued for financing fees offset by an increase due to the termination of the 3DFV licensing agreement and an allowance for stock receivables.

The Company had no investing activities during the six months ended December 31, 2010 compared to $58,000 used in investing activities for the six months ended December 31, 2009.  The decrease was due to no cash paid for software development costs.

Cash flows provided by financing activities during the six months ended December 31, 2010 amounted to $81,967 compared to $164,000 for the six months ended December 31, 2009 and consisted primarily of a decrease in proceeds from issuances of stock for cash consideration and the equity drawdown agreement.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

On March 18, 2010, the Company entered into a drawdown equity financing agreement and a registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”). In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years.

As of December 31, 2010, all 38,000,000 free trading shares registered on the Company’s Form S-1 effective May 26, 2010 has been issued to Auctus. Per the Agreement, the valuation of the issuances is determined as the higher of 75% of the average lowest closing price of the Company’s common stock ten days prior to the issuance or the lowest close price of the Company’s common stock five consecutive trading days after the issuance.

The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
June 25, 2010	10,000,000	$0.0091	$91,200
September 21, 2010	10,000,000	$0.0021	$21,000
November 15, 2010	18,000,000	$0.0018	$32,400
	38,000,000	$0.0038	$144,600
Allowance			(90,600)
Stock receivable			20,032

The original issuance on June 25, 2010 was valued at par.  The Company revisited the valuation method in the second quarter and determined that the shares were under valued.  The difference was recorded in the second quarter.  The difference between the par and revaluation was deemed to be immaterial to our financial statements as it had no income statement impact and the stock receivable would have been reduced due to the Company’s determination that the balance was not collectable in full.

Each issuance of stock was recognized as a stock receivable. As of December 31, 2010, the Company has received cash proceeds of $33,368. The Company has analyzed the collectability of the receivable as of December 31, 2010 and has determined that $90,600 of the remaining balance is uncollectable. The $90,600 has been recorded as an allowance of stock receivable as of December 31, 2010. The Company recognized a stock receivable of $20,032 in relation to the Agreement as of December 31, 2010.

Going Concern

At December 31 2010, we had $86 cash on-hand and an accumulated deficit of $2,523,293, and as noted throughout this report and our financial statements and note thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2010. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

The financial statements included in this Quarterly Report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and June 30, 2010 the Company had no cash equivalents.

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

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the six months ended December 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, software development costs, accounts payable and accrued expenses approximates fair value.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1                           Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2                           Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3                           Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through December 31, 2010, the Company has not realized any revenue.

Software Development Cost

In accordance with the FASB ASC 350-40, Intangibles-Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred.  Costs incurred during the application development stage are capitalized and reported as software development costs.  Capitalized internal use software costs are depreciated over the expected economic life using the straight-line method.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective:

▪
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

▪	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

▪
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two (2) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

▪	Documentation of all proper accounting procedures is not yet complete.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes:

▪	We have engaged an accounting firm that specializes in smaller reporting companies to perform our internal record keeping and external financial reporting.

▪	We have engaged a new securities legal counsel to perform consulting services and to review our filings for regulation compliance.

▪	Hiring additional qualified financial personnel including a Chief Financial Officer on a full-time basis;

▪	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

▪	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term. Failure to obtain financing will prevent us from curing any of the above stated deficiencies.  To reduce the risk of material misstatements we have increased our segregation of duties by engaging an accounting firm to perform our internal record keeping and external financial reporting function.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, the Company engaged new internal accountants and securities legal counsel.  Due to the change in personnel, we consider this a change in our control process.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2010, the Company issued 250,000 shares of restricted common stock valued at $0.01 per share or $2,500 as financing fees.

On July 16, 2010, the Company issued 1,000,000 shares of restricted common stock for cash consideration of $0.01 per share or $10,000, $5,000 of which was received in May and June 2010, and the stock subsequently issued in July 2010.

On July 16, 2010, the Company issued 125,000 shares of restricted common stock for cash consideration of $0.08 per share or $10,000.  The cash was received in March 2010, and the stock subsequently issued in July 2010.

On September 7, 2010, the Company issued 2,200,000 shares of restricted common stock for cash consideration of $0.01 per share or $22,000, $5,000 of which was received in May and June 2010, and the stock subsequently issued in September 2010.

On September 7, 2010, the Company issued 3,030,000 shares of restricted common stock valued at $0.01 per share or $30,300 as financing fees.

On September 7, 2010, the Company issued 4,000,000 shares of restricted common stock valued at $0.01 per share or $40,000 for services and 250,000 shares of restriced common stock valued at $0.01 per share for the purchase of software.

On September 7, 2010, the Company issued 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 in connection with an exclusive licensing agreement.  There shares were subsequently returned to the Company in December 2010 upon termination of the licensing agreement.

On September 21, 2010, the Company issued 10,000,000 shares of free trading common stock valued at $0.0021 per share or $21,000, in connection with the drawdown equity financing agreement and registration rights agreement in exchange of stock receivable.

On September 22, 2010, the Company issued 500,000 shares of restricted common stock for cash consideration of $0.01 per share or 5,000.

On September 22, 2010, the Company issued 125,000 shares of restricted common stock valued at $0.0021 per share or $263 based on the fair value of the Company’s common stock on September 22, 2010 for services.

On November 1, 2010, the Company issued 2,500,000 shares of restricted common stock valued at $0.0022 per share or $5,500 based on the fair value for the purchase of software.  As of December 31, 2010 this balance is recorded as a stock payable.

On November 30, 2010, the Company issued 3,200,000 shares of restricted common stock in consideration for cash of $0.01 per share or $32,000.

On December 22, 2010, the Company granted Richard Shergold 214,354,600 shares of restricted common stock valued at $0.0015 per share or $321,532 based on the fair value of the Company’s stock on December 22, 2010 in accordance with the sublicensing and licensing agreement with SKHI and 3DFV. As of December 31, 2010 the shares have not been issued. Effective December 15, 2010 the 3DFV agreement was terminated and in February 2011 the Company issued a resolution to cancel the granting of all 214,354,600 shares due to Richard Shergold.

On December 23, 2010, the Company issued 88,235,294 shares of restricted common stock valued at $0.0015 per share or $132,353 based on the fair value of the Company’s stock on December 23, 2010 as a prepayment for services to be received over the next six months.

On December 23, 2010, 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 were returned in connection with the cancellation of a licensing agreement.

On November 25, 2010, upon majority of votes by the Company’s stockholders, the capital stock of the Company was increased to 940,000,000 shares, including 900,000,000 shares of common stock and 40,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Kids Group, Inc.

Date:	February 22, 2010

By: /s/ Richard Shergold Richard Shergold Title: Chief Executive Officer and Director