Form 10-Q/A
period 2010-12-31
Smart Kids Group Inc.
filed 2011-02-23
CIK 1414295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
Page
Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (audited);	F-1
Statements of Operations for the three and six months ended December 31, 2010 and 2009 and the period from Inception (February 11, 2003) to December 31, 2010 (unaudited);	F-2
Statements of Cash Flows for the six months ended December 31, 2010 and 2009 and the period from Inception (February 11, 2003) to December 31, 2010 (unaudited);	F-4
Notes to Financial Statements.	F-6

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$86	$112
Prepaids	132,353	-
Total current assets	132,439	112
Fixed assets
Equipment, net of accumulated depreciation of $681 and $567, respectively	453	567
Other assets
Software development costs, net of accumulated amortization of $0 and $0, respectively	414,612	406,612
Total assets	$547,504	$407,291
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$176,045	$175,181
Due to related parties	496,023	475,558
Total current liabilities	672,068	650,739
Total liabilities	672,068	650,739
Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	-	-
Common stock: $0.0001 par value; authorized 900,000,000 shares; issued and outstanding: 364,352,503 and 234,562,209, respectively	36,436	23,456
Additional paid-in capital	2,382,104	1,994,569
Common stock receivable, net of allowance of $ 90,600 and $0, respectively	(20,032)	-
Common stock payable	5,500	-
Accumulated deficit during the development stage	(2,523,293)	(2,256,061)
Other comprehensive loss	(5,279)	(5,412)
Total stockholders' deficit	(124,564)	(243,448)
Total liabilities and stockholders' deficit	$547,504	$407,291

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	(February 11, 2003) to December 31, 2010
Revenues	$-	$-	$-	$-	$-

Cost of goods sold	-	3,000	-	3,000	549,159
Gross loss	-	(3,000)	-	(3,000)	(549,159)

Operating expenses
Salaries and wages	25,836	75,598	25,836	151,196	595,432
Legal and professional fees	33,798	36,109	60,504	68,861	769,976
Depreciation	56	57	113	113	9,255
General and administrative expenses	4,740	27,798	36,488	44,570	152,580
Licensing expense	(258,930)	-	4,078	-	4,078
Allowance of stock receivable	90,600	-	90,600	-	90,600
Total operating expenses	(103,900)	139,562	217,619	264,740	1,621,921

Operating loss	103,900	(142,562)	(217,619)	(267,740)	(2,171,080)

Other expense
Finance and interest expense	(16,813)	(254,250)	(49,613)	(254,250)	(352,213)
Total other expense	(16,813)	(254,250)	(49,613)	(254,250)	(352,213)

Net income (loss)	87,087	(396,812)	(267,232)	(521,990)	(2,523,293)

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(Continued)

	Three Months Ended		Six Months Ended		From Inception
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	(February 11, 2003) to December 31, 2010
Other comprehensive income (loss)
Foreign currency translation adjustment	133	-	133	-	(5,279)
Total comprehensive income (loss)	$87,220	$(396,812)	$(267,099)	$(521,990)	$(2,528,572)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	272,668,104	125,751,060	255,250,157	123,398,975

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	December 31, 2010	December 31, 2009	From Inception (February 11, 2003) to December 31, 2010
Cash flows from operating activities
Net loss	$(267,232)	$(521,990)	$(2,523,293)

Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock- services	40,263	35,000	77,763
Issuance of common stock- equity draw down	-	-	1,000
Issuance of common stock- financing fees	32,800	254,250	305,400
Issuance of common stock- officer compensation	-	-	928,292
Write-off of consulting agreement- prior fees	-	-	185,000
Allowance of stock receivable	90,600	-	90,600
Termination of licensing agreement	258,930	-	258,930
Depreciation and amortization	113	113	9,255
Changes in assets and liabilities:
Organizational costs	-	-	(8,575)
Accounts payable and accrued expenses, trade	865	(2,424)	176,046
Due to related parties	(238,465)	145,422	237,093
Net cash used in operating activities	(82,126)	(89,629)	(262,489)

Cash flows from investing activities
Software/website development costs	-	(58,000)	(406,612)
Purchase of equipment	-	-	(1,134)
Net cash used in investing activities	-	(58,000)	(407,746)

Cash flows from financing activities
Proceeds from the issuance of stock	48,599	164,000	507,632
Proceeds from equity draw down	33,368	-	33,368
Proceeds from stock subscriptions	-	-	134,600
Net cash provided by financing activities	81,967	164,000	675,600

Effect of exchange rate changes on cash	133	-	(5,279)

(Decrease) increase in cash	(26)	16,371	86
Cash, beginning of period	112	78	-

Cash, end of period	$86	$16,449	$86

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Continued)

Supplemental disclosure of cash flow information:	December 31, 2010	December 31, 2009	From Inception February 11, 2003 to December 31, 2010
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Stock issued for prepaid expense	$132,353	$-	$132,353
Stock issued for equity draw down	$54,000	$-	$54,000
Stock issued for software development	$8,000	$-	$8,000

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). During the current period the Company has determined that the software development cost asset of $406,612 reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as well as the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 included sublicensing fees of $270,000 which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Codification (“FASB ASC”) 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and removed websites from the internet that operated on this obsolete technology.  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on its financial condition, results of operations or cash flows reported in prior periods.  Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made except for the restatement items noted above.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Due to Related Parties

	December 31, 2010	June 30, 2010

Unpaid officer compensation	$496,023	$475,558

Total due to related parties	$496,023	$475,558

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

During the current period the Company has determined that the software development cost asset of $406,612 reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as well as the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 included sublicensing fees of $270,000 which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Codification (“FASB ASC”) 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and removed websites from the internet that operated on this obsolete technology.  As of the date of this filing, management of the Company has not had sufficient time to determine the impact of these error corrections on its financial condition, results of operations or cash flows reported in prior periods.  Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made except for the restatement items noted above.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.  The Company intends to restate its financial statement for the year ended June 30, 2010 and for the quarter ended September 30, 2010 and December 31, 2010, to correct items relating to the software and development asset values.

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

Smart Kids Group, Inc.

Date:	February 23, 2010

By: /s/ Richard Shergold Richard Shergold Title: Chief Executive Officer and Director