Form 10-Q
period 2011-03-31
Smart Kids Group Inc.
filed 2011-05-16
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 485,102,503 as of May 16, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2011 and June 30, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2010 and 2011 and period from February 11, 2003 (Inception) to March 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2010 and 2011 and period from February 11, 2003 (Inception) to March 31, 2011 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SMART KIDS GROUP, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$4,299	$112
Prepaids	92,301	-
Total current assets	96,600	112
Fixed assets
Equipment, net of accumulated depreciation of $737 and $567, respectively	397	567
Other assets
Software development costs, net of accumulated amortization of $1,625 and $0, respectively	11,375
Total assets	$108,372	$679
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$229,378	$169,181
Accrued expenses – related parties	510,729	475,558
Note payable	-	6,000
Total current liabilities	740,107	650,739
Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	-	-
Common stock: $0.0001 par value; authorized 900,000,000 shares; issued and outstanding: 484,102,503 and 234,562,209, respectively	48,411	23,456
Additional paid-in capital	2,440,974	1,994,569
Common stock receivable, net of allowance of $90,600 and $0, respectively	(4,420)	-
Common stock payable	20,049	-
Accumulated deficit during the development stage	(3,130,993)	(2,662,673)
Other comprehensive loss
Foreign currency translation adjustment	(5,756)	(5,412)
Total stockholders' deficit	(631,735)	(650,060)
Total liabilities and stockholders' deficit	$108,372	$679

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

					From inception
					(February 11,
	For the three months ended		For the nine months ended		2003) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	549,159
Gross loss	-	-	-	-	(549,159)

Operating expenses
Salaries and wages	51,926	-	77,762	151,196	647,358
Legal and professional fees	126,588	40,049	187,092	108,910	896,564
Depreciation and amortization	1,682	57	1,795	170	10,937
General and administrative expenses	(18,267)	13,560	18,221	61,130	164,313
Impairment of software development	-	-	-	-	136,612
Sub-licensing expense	40,757	-	44,835	-	44,835
Allowance on stock receivable	-	-	90,600	-	90,600
Total operating expenses	202,686	53,666	420,305	321,406	2,261,219

Operating loss	(202,686)	(53,666)	(420,305)	(321,406)	(2,810,378)

Other expense
Finance and interest income (expense)	6,343	(69)	(43,270)	(254,319)	(315,870)
Loss on conversion of debt	(4,745)	-	(4,745)	-	(4,745)
Total other income (expense)	1,598	(69)	(48,015)	(254,319)	(320,615)

Net loss	(201,088)	(53,735)	(468,320)	(575,725)	(3,130,993)

Other comprehensive loss
Foreign currency translation adjustment	(477)	-	(344)		(5,756)
Total comprehensive loss	$(201,565)	$(53,735)	$(468,644)	(575,725)	(3,316,749)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	392,294,170	129,137,794	300,264,613	124,891,089

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	March 31, 2011	March 31, 2010	From Inception (February 11, 2003) to March 31, 2011
Cash flows from operating activities
Net loss	$(468,320)	$(575,725)	$(3,130,993)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock- services	23,525	35,000	61,025
Issuance of common stock- equity draw down	—	—	1,000
Issuance of common stock- financing fees	18,400	254,250	291,000
Issuance of common stock- accrued officer salaries	—	—	928,292
Issuance of common stock- accounts payable, accrued expense, and note payable	4,745	—	4,745
Write – off of consulting agreement, prior fees	—	—	185,000
Allowance of stock receivable	90,600	—	90,600
Depreciation and amortization	1,795	170	10,937
Impairment of software development			136,612
Sub-licensing expense			270,000
Changes in current assets and liabilities
Organizational costs	—	—	(8,575)
Prepaid expense	71,552	—	71,552
Accounts payable and accrued expenses	61,401	(321)	230,582
Accrued expenses – related parties	(41,223)	152,608	516,781
Net cash used in operating activities	(155,079)	(134,018)	(341,442)

Cash flows from investing activities
Software/website development costs	—	(58,000)	(406,612)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	—	(58,000)	(407,746)

Cash flows from financing activities
Proceeds from the issuance of stock	110,030	234,000	569,063
Proceeds from equity draw down	49,580	—	49,580
Proceeds from note payable	—	6,000	6,000
Proceeds from stock subscriptions	—	—	134,600
Net cash provided by financing activities	159,610	240,000	759,243

Effect of exchange rate changes on cash	(344)	—	(5,756)

Increase in cash	4,187	47,982	4,299
Cash, beginning of period	112	78	—
Cash, end of period	$4,299	$48,060	$4,299

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(Continued)

	Nine months ended March 31, 2011	Nine months ended March 31, 2010	From Inception (February 11, 2003) to March 31, 2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Stock issued for prepaid expense	$163,853	$—	$163,853
Stock issued for equity draw down	$144,600	$—	$144,600
Stock issued for software development	$13,000	$—	$13,000
Stock issued for accounts payable, accrued expense, and note payable	$13,255	$—	$13,255

The accompanying notes are an integral part of these financial statements.

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

As of March 31, 2011, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through March 31, 2011, the Company did not realize any revenues and has not commenced its principal operations.

On April 23, 2010 the Company created Smart Kids Productions Inc., a Canadian corporation, incorporated on May 4, 2009, of which the Company has a 40% interest ownership. As of March 31, 2011 the corporation has been dormant.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). During the current period the Company has determined that the software development cost asset of $406,612 reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as well as the Company’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2010, and December 31, 2010 included sublicensing fees of $270,000 ($30,000 of which was incurred for the year ended June 30, 2010) which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Codification (“FASB ASC”) 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and removed websites from the internet that operated on this obsolete technology. As of the date of this filing, the prior auditor is no longer independent and management has determined that the financial statements for the year ended June 30, 2010 must be re-audited. At this time management does not know if any additional changes will be made as a result of the re-audit for the year ended June 30, 2010. Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made except for the correction of errors noted above.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

The reporting currency of the Company is the U.S. dollar.  The Company has one bank account located in Canada and as a result, has re-measured the account from Canadian dollars to U.S. dollars.  The resulting translation adjustment has been recorded as other comprehensive loss.

As used in these notes to the financial statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Smart Kids Group, Inc.  These financial statements include all accounts of the Company. The results of the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the pending full year ended June 30, 2011. Significant accounting policies disclosed therein have not changed except as noted below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made to the prior period financial statements to conform to the current presentation.  Specifically, $6,000 of a note payable was segregated from accounts payable and accrued expenses, other comprehensive loss due to foreign currency translations of $5,412 was segregated from the accumulated deficit during the development stage on the Company’s Balance Sheets, depreciation expense of $170 was determined to be an operating expense and reclassified to operating expenses, and financing expense (formerly stock issued for past consideration) was determined to be an other expense and reclassified out of operating expenses in the Statements of Operations and Comprehensive Loss.

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

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $468,320 and $575,725 for the nine months ended March 31, 2011 and 2010, respectively, accumulated deficit of $3,130,993 and a working capital deficiency of $643,507 at March 31, 2011.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management believes that additional capital will be required to fund operations through March 31, 2012 and beyond, as it attempts to generate revenues, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2011 and June 30, 2010 the Company had no cash equivalents.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Software Development Cost

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

For the nine months ended March 31, 2011, the Company capitalized $13,000 in internal software development costs.

Adopted

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes became effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on financial position, results of operations or cash flows, as the Company does not currently have any such arrangements with its customers.

Issued

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

NOTE 2. CORRECTION FOR THE YEAR ENDED JUNE 30, 2010

The financial statements for the year ended June 30, 2010 have been corrected for the following matters. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development cost of $406,612 reported in the Company’s annual report on Form 10-K for the year ended June 30, 2010 as well as the Company’s quarterly reports on Form 10-Q for the quarters ended September 30, 2010 and December 31, 2010 included sublicensing fees of $270,000 ($30,000 which was incurred for the year ended June 30, 2010) which did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and websites that operated on the obsolete technology were removed from the internet.

As of the date of this filing, the prior auditor is no longer independent and management has determined that the financial statements for the year ended June 30, 2010 must be re-audited. At this time management does not know if any additional changes will be made as a result of the re-audit for the year ended June 30, 2010. Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.

The effects on our previously issued June 30, 2010 financial statements are summarized as follows:

Balance Sheet

	June 30, 2010		June 30, 2010
	As filed	Adjustment	(Unaudited)
Other Assets
Software development costs, net	$406,612	$(406,612)	$—
Total assets	$407,291	$(406,612)	$679

Stockholders’ Deficit
Accumulated deficit during the development stage	$(2,261,473)	$(406,612)	$(2,668,085)
Total Stockholders’ Deficit	$(243,448)	$(406,612)	$(650,060)

Statement of Operations and Comprehensive Loss

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustment	(Unaudited)
Operating expenses
Impairment of software development costs	$—	$136,612	$136,612
Sub-licensing expense	—	30,000	30,000
Total operating expenses	419,186	166,612	585,798

Net loss	(1,167,601)	(166,612)	(1,334,213)
Total comprehensive loss	$(1,172,730)	$(166,612)	$(1,339,342)
Net loss per common share (basic and diluted)	$(0.01)	$—	$(0.01)

	From inception (February 11, 2003) to June 30, 2010		From inception (February 11, 2003) to June 30, 2010
	As Filed	Adjustment	(Unaudited)
Operating expenses
Impairment of software development costs	$—	$136,612	$136,612
Sub-licensing expense	—	270,000	270,000
Total operating expenses	1,425,160	406,612	1,831,772

Net loss	(2,256,061)	(406,612)	(2,662,673)
Total comprehensive loss	$(2,261,473)	$(406,612)	$(2,668,085)

Statement of Cash Flows

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustment	(Unaudited)
Cash flows from operating activities
Net loss	$(1,172,730)	$(166,612)	$(1,339,342)
Impairment of software development costs	—	136,612	136,612
Sub-licensing expense	—	30,000	30,000
Cash flows used by operating activities	$(671,554)	$—	$(671,554)

	From inception (February 11, 2003) to June 30, 2010		From inception (February 11, 2003) to June 30, 2010
	As Filed	Adjustment	(Unaudited)
Cash flows from operating activities

Net loss	$(2,261,473)	$(406,612)	$(2,668,085)
Impairment of software development costs	—	136,612	136,612
Sub-licensing expense	—	270,000	270,000
Cash flows used by operating activities	$(185,775)	$—	$(185,775)

Statement of Stockholders’ Deficit

	Deficit accumulated during the development stage		Deficit accumulated during the development stage
	As filed	Adjustment	(Unaudited)
Net loss	$(1,172,730)	$(406,612)	$(1,579,342)

NOTE 3. PREPAID EXPENSE

As of March 31, 2011 the Company has entered into four, six to twelve month agreements with a third parties for consulting services.  The Company has issued a total of 113,235,294 shares of common stock valued at $163,853 based on the fair value of the common stock at the grant date. As of March 31, 2011 the Company has expensed $72,052 of the prepaid expense to professionals. There were no prepaid expenses as of June 30, 2010.

NOTE 4. NOTE PAYABLE

In March 2010 the Company entered into a three month, 20% note payable with a third party for $6,000. As of June 30, 2010 the note payable has been reclassified out of accounts payable. On March 10, 2011 the note payable was converted into 15,000,000 shares of restricted common stock at $0.0012 per share or $18,000 based on the fair value of the Company’s stock on March 10, 2011. The shares repaid the note payable of $6,000 principal and $1,203 interest, and a personal loan to the CEO of the Company which was accounted for as a reduction in accrued officer compensation of $6,052. The remaining $4,745 was recognized as a loss on conversion of debt as of March 31, 2011.

NOTE 5. RELATED PARTY TRANSACTIONS

Accrued expenses – related parties

	March 31, 2011	June 30, 2010
Unpaid officer compensation	$495,729	$475,558
Sub-license expense	15,000	—
Total accrued expenses – related parties	$510,729	$475,558

As of March 31, 2011 and June 30, 2010, the Company incurred amounts due to related parties of $510,729 and $475,558, respectively. The liability consists of payments due under employment agreements and sub-licensing fees to the officers of the Company. As of March 31, 2011, $475,558 of unpaid officer compensation is due to the former Chief Executive Officer, Paul Andrew Ruppanner. Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer incur any sublicensing fees or accrue unpaid officers’ salaries until further notice.

Effective January 1, 2011, the Company reinstated the $5,000 a month officer compensation and the $5,000 a month sub-licensing fee. As of March 31, 2011, $15,000 has been accrued for unpaid sub-licensing fees.

Sub-Licensing Agreement

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

On January 1, 2010, SKIH agreed to waive the monthly payment obligation for a period of time until the Company is able to raise capital and refurbish the existing product line for reintroduction into the domestic and international markets.  Effective January 1, 2011, the Company reinstated the $5,000 monthly sub-licensing fees. As of March 31, 2011, $15,000 of sub-licensing fees has been accrued for.

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

In consideration for the execution of the License Agreement and for the exclusivity of the license, The Company agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette, and issue an amount of shares of the Company common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s then President and Co-Chairman. This issuance to 3DFV would have amounted to approximately 200,000,000 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, was appointed as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. On December 15, 2010 the Company effectively terminated the License Agreement with 3DFV by mutual agreement between the parties.  Shares issued in accordance with the License Agreement were returned and all obligations under the License Agreement have ceased. Effective December 22, 2010, Joseph DiFrancesco resigned from all positions as an officer of the Company and a member of the Board of Directors.  At the time of termination the Company had issued to 3DFV 100,000,000 shares of restricted common stock and paid $4,078 of the one-time fee.  The stock was returned and cancelled on December 23, 2010 and the unpaid portion reported on the Company’s Statements of Operations and Comprehensive Loss as a reduction in licensing fees due to the termination of the license agreement.

Office Rent

The Company shares office space at the residence of the Co-Chairs of the Board located in Edmonton, Canada and Longwood, Florida at no cost to the Company. For the nine months ended March 31, 2011 and 2010, the rent expense was zero.

NOTE 6. DRAWDOWN EQUITY FINANCING AGREEMENT

On March 18, 2010, the Company entered into a drawdown equity financing agreement and a registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”). In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years.

As of March 31, 2011, all 38,000,000 free trading shares registered on the Company’s Form S-1 effective May 26, 2010 has been issued to Auctus. Per the Agreement, the valuation of the issuances is determined as the higher of 75% of the average lowest closing price of the Company’s common stock ten days prior to the issuance or the lowest close price of the Company’s common stock five consecutive trading days after the issuance.

 The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
June 25, 2010	10,000,000	$0.0091	$91,200
September 21, 2010	10,000,000	$0.0021	21,000
November 15, 2010	18,000,000	$0.0018	32,400
	38,000,000		144,600
Less allowance			(90,600)
Less proceeds			(49,580)
Stock receivable			$4,420

The original issuance on June 25, 2010 was valued at par.  The Company revisited the valuation method in the second quarter and determined that the shares were under valued and the difference recorded in the second quarter.  The difference between the par and revaluation was deemed to be immaterial to the financial statements as the stock receivable would have been reduced due to the Company’s determination that the balance was not collectable in full.

Each issuance of stock was recognized as a stock receivable. As of March 31, 2011, the Company has received cash proceeds of $49,580. The Company has analyzed the collectability of the receivable as of March 31, 2011 and has determined that $90,600 of the remaining balance is uncollectable due to the Company’s stock price and lack of trading volume. The $90,600 has been recorded as an allowance of stock receivable as of March 31, 2011. The Company has recognized a net stock receivable of $4,420 in relation to the Agreement as of March 31, 2011.

NOTE 7. STOCKHOLDERS’ EQUITY

The authorized common stock of the Company consists of 900,000,000 shares of common stock with par value of $0.0001 and 40,000,000 shares of preferred stock. As of March 31, 2011 and June 30, 2010 the Company had 484,102,503 and 234,562,209 common stock and zero preferred stock outstanding.

On November 25, 2010, upon majority of votes by the Company’s stockholders, the authorized capital stock of the Company was increased to 940,000,000 shares, including 900,000,000 shares of common stock and 40,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

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

On September 7, 2010, the Company issued 30,000 shares of restricted common stock valued at $0.01 per share or $3,000 as financing fees per an agreement.

On September 7, 2010, the Company issued 3,000,000 shares of restricted common stock valued at $0.0043 per share or $12,900 as financing fees. The shares were valued at the fair market value on July 16, 2010, the grant date.

On September 7, 2010, the Company issued 3,000,000 shares of restricted common stock valued at $0.006 per share or $18,000 for services. The shares were valued at the fair market value on September 1, 2010, the grant date.

On September 7, 2010, the Company issued 1,000,000 shares of restricted common stock valued at $0.0043 per share or $4,300 for services. The shares were valued at the fair market value on July 16, 2010, the grant date.

On September 7, 2010, the Company issued 250,000 shares of restricted common stock valued at $0.03 per share or $7,500 for software development costs per an agreement.

On September 7, 2010, the Company issued 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 in connection with an exclusive licensing agreement. There shares were subsequently returned to the Company in December 2010 upon termination of the licensing agreement.

On September 21, 2010, the Company issued 10,000,000 shares of free trading common stock valued at $0.0001 per share or $1,000, in connection with the drawdown equity financing agreement and registration rights agreement in exchange of stock receivable.

On September 22, 2010, the Company issued 500,000 shares of restricted common stock for cash consideration of $0.01 per share or 5,000.

On September 22, 2010, the Company issued 125,000 shares of restricted common stock valued at $0.0021 per share or $263 based on the fair value of the Company’s common stock on September 22, 2010 for services.

On November 15, 2010, the Company issued 18,000,000 shares of free trading common stock valued at $0.0018 per share or $32,400 in connection with the drawdown equity financing agreement and registration rights agreement in exchange of stock receivable.  Upon issuance the stock was recorded as a stock receivable.  As of March 31, 2011 the Company determined that proceeds of $90,600 would not be received and appropriately reduced the stock receivable. The Company has received proceeds of approximately $49,580 through the drawdown equity financing as of March 31, 2011. See Note 6.

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

On December 23, 2010, the Company issued 88,235,294 shares of restricted common stock valued at $0.0015 per share or $132,353 based on the fair value of the Company’s stock on December 23, 2010 as a prepayment for services to be received over the six months starting January 2011.

On December 23, 2010, 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 were returned in connection with the cancellation of a licensing agreement.  See Note 5.

On March 10, 2011, the Company issued 76,250,000 shares of restricted common stock for cash consideration of $0.0004 per share or $30,981.

On March 10, 2011, the Company issued 2,500,000 shares of restricted common stock valued at $0.0015 per share or $3,750 based on the fair value of the Company’s stock on December 24, 2010 as prepayment for services to be received over twelve months starting January 2011.

On March 10, 2011, the Company issued 2,500,000 shares of restricted common stock valued at $0.0015 per share or $3,750 based on the fair value of the Company’s stock on December 24, 2010 as prepayment for services to be received over twelve months starting January 2011.

On March 10, 2011, the Company issued 20,000,000 shares of restricted common stock valued at $0.0012 per share or $24,000 based on the fair value of the Company’s stock on March 7, 2010 as prepayment for services to be received over six months starting March 2011.

On March 10, 2011, the Company issued 2,500,000 shares of restricted common stock valued at $0.0022 per share or $5,500 based on the fair market value of the Company’s stock on November 1, 2010 for software development costs.

On March 10, 2011, the Company issued 1,000,000 shares of restricted common stock valued at $0.0012 per share or $1,200 based on the fair market value of the Company’s stock on March 10, 2011 for services.

On March 10, 2011, the Company issued 15,000,000 shares of restricted common stock valued at $0.0012 per share or $18,000 based on the fair market value of the Company’s stock on March 10, 2011 as repayment of a note payable of $6,000 principal and $1,203 interest, officer compensation of $6,052, and a loss on conversion of debt of $4,745. See Note 4.

As of March 31, 2011, the Company received cash consideration of $20,049 for 48,750,000 shares of restricted common stock at a value of $0.004 per share. The shares have not been issued as of March 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

On April 15, 2011 the Company issued 1,000,000 shares of restricted common stock at a value of $0.0012 per share or $1,200 as a retainer for consulting services.

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

Overview

We are a development stage company incorporated in the State of Florida on February 11, 2003. From our inception, we have not generated any revenues and have incurred a net loss of $468,320 for the nine months ended March 31, 2011.  As of March 31, 2011, we had $4,299 in cash on hand, total assets of $108,372, total liabilities of $740,107, and an accumulated deficit during the development stage of $3,310,993. In our Auditor’s report included in their audit for fiscal years ended June 30, 2010 and 2009, they expressed substantial doubt as to our ability to continue as a going concern.

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

All intellectual property relating to Be Alert Bert® and Full Motion FitnessTM, including the trademarks and all related products, were obtained under an exclusive sublicense agreement we entered into with Smart Kids International Holdings, Inc., (“SKIH”), a company owned by our Chief Executive Officer and Director, Richard Shergold. This sublicense agreement has been effective since June 20, 2005, and requires us to pay licensing fees of $5,000 per month in exchange for our use of the trademarks, domain names and copyrights, concepts and characters and rights to manufacture, distribute, sell, advertise, and profit from the products relating to the Be Alert Bert® and Full Motion Fitness TM intellectual property. Our sublicense also permits us to create new stories and products utilizing the sublicensed intellectual property and to license and otherwise profit from those newly created stories and products. The term of the sublicense agreement is for 25 years, with an option to extend in perpetuity.

On January 1, 2010, SKIH agreed to waive our monthly payment obligation for a period of time until we are able to raise capital and refurbish our existing product line for reintroduction into the domestic and international markets. Effective January 1, 2011, the $5,000 per month licensing fee has been reinstated.

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

In addition to repackaging our existing products for sale, we intend to develop new media products based on our licensed intellectual property. We are working on a series of television shows titled the “The Adventures of Bert and Claire.” We are also working to launch a website to display, market and retail our products named, “the Smartkids Community” (www.smartkidscommunity.com). We intend to charge an annual membership fee (after a 30 day trial period) of $19.99 per family which will provide them with access to some of our content and through which they will be able to purchase our videos, music, books and other content that we either sublicense or produce. We launched our company website in April, 2011 (www.smartkidsgrop.com), but our design is contingent on the availability of financing. To develop our new television series and launch our interactive website, we will need roughly $2 million in capital.

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

During the current period the Company has determined that the software development cost asset of $406,612 reported in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as well as the Company’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2010, and December 31, 2010 included sublicensing fees of $270,000 ($30,000 which was incurred for the year ended June 30, 2010) which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Codification (“FASB ASC”) 350-40 “Internal Use Software”. Additionally, internally developed software costs of $136,612 were obsolete as of June 30, 2010 and not impaired in accordance with FASB ASC 350-40 “Internal Use Software”. As of June 30, 2010 the Company had not generated any revenues associated with the internally developed software and removed websites from the internet that operated on this obsolete technology. As of the date of this filing, the prior auditor is no longer independent and management has determined that the financial statements for the year ended June 30, 2010 must be re-audited. At this time management does not know if any additional changes will be made as a result of the re-audit for the year ended June 30, 2010. Accordingly, the financial condition and results of operations disclosed in prior periods can no longer be relied upon.  Therefore, the interim unaudited financial statements should not be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made except for the correction of errors noted above.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

Results of Operations

Revenues. We had no revenues from our inception on February 11, 2003 to March 31, 2011.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses. Our operating expenses include licensing expenses, salaries and wages, general and administrative expenses, legal and professional fees. For the three months ended March 31, 2011, we incurred an operating loss of $202,686 compared to an operating loss of $53,666 for the three months ended March 31, 2010, a change of 278%. This was due to an increase in salaries and wages to $51,926 due to the reinstatement of monthly salaries for two officers, professional fees of $126,558 primarily due to accounting fees, and sub-licensing fees of $40,757 due to the reinstatement of monthly licensing fees effective January 1, 2011. This was offset by a gain of $18,267 in general and administrative expenses due to the reclassification of expenses for the three months ended March 31, 2011. For the three months ended March 31, 2011 $24,557 was reclassified out of general and administrative expenses to licensing fees and $13,167 of financing and interest expense was reclassified into professional fees.

Our total operating expenses increased 31% to $420,305 for the nine months ended March 31, 2011 compared to $321,406 for the nine months ended March 31, 2010. This was primarily due to the decrease in salaries and wages of $73,734 due to the halt in salary accruals between January 2010 to December 2010 and the decrease in general and administrative expenses of $41,286. The decrease was offset by an increase of $78,182 in professional fees, $44,835 in licensing fees due to the reinstatement of the license fee to SKIH and 3DFV’s then active licensing agreement, and $90,600 due to an allowance of stock receivables in association with the Company’s equity drawdown agreement.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss. We had a net loss of $201,088 for the three months ended March 31, 2011 compared to a net loss of $53,735 for the three months ended March 31, 2010. The increase of $147,353 was primarily due to the increase in operating expenses stated above, and a $4,745 due to a loss on conversion of debt. This was offset by interest income of $6,343 due to re-valuations of stock issued for financing costs for the three months ended March 31, 2011.

We had a net loss of $468,320 for the nine months ended March 31, 2011 compared to $575,725 for the nine months ended March 31, 2010.  The decrease of 19% was due to a decrease of finance and interest expense of $211,049 due to less stock being issued to past investors, offset by the increases mentioned above.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $96,600 and total assets in the amount of $108,372. Our total current liabilities as of March 31, 2011 were $740,107.  We had an accumulated deficit of $3,130,993 and a working capital deficit of $643,507 as of March 31, 2011.

Cash used in operating activities increased to $155,079 for the nine months ended March 31, 2011 compared to $134,018 for the nine months ended March 31, 2010 as a result of a decrease in stock issued for financing fees and due to related parties, offset by an increase in an allowance for stock receivables, prepaid expenses and accounts payables.

The Company had no investing activities during the nine months ended March 31, 2011 compared to $58,000 used in investing activities for the nine months ended March 31, 2010.  The decrease was due to no cash paid for software development costs.

Cash flows provided by financing activities during the nine months ended March 31, 2011 was $159,610 compared to $240,000 for the nine months ended March 31, 2011 and consisted primarily of a decrease in proceeds from issuances of stock for cash consideration and offset by the increase in proceeds from the equity drawdown agreement.

On March 18, 2010, we entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”), the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of our common stock over a term of up to two years.

All 38,000,000 free trading shares registered on our Form S-1 effective May 26, 2010 have been issued to Auctus. To date, we have received cash proceeds of $49,580 from the Agreements. We have analyzed the collectability of the receivable and have determined that $90,600 of the remaining balance is uncollectable due to our stock price and lack of trading volume.

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

Going Concern

At March 31, 2011, we had $4,299 cash on-hand and an accumulated deficit of $3,130,993, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2010. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Software Development Cost

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

For the nine months ended March 31, 2011, the Company capitalized $13,000 in internal software development costs.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective:

▪	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

▪	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two (2) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

▪	Documentation of all proper accounting procedures is not yet complete.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes:

▪	We have engaged an accounting firm that specializes in smaller reporting companies to perform our internal bookkeeping and external financial reporting;

▪	We have engaged a new securities legal counsel to perform consulting services and to review our filings for regulation compliance;

▪	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

▪	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

Changes in Internal Control over Financial Reporting

In January 2011, the Company engaged new internal accountants and securities legal counsel.  Due to the change in personnel, we consider this a change in our control process.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2011, the Company issued 76,250,000 shares of restricted common stock for cash consideration of $0.0004 per share or $30,981.

On March 10, 2011, the Company issued 2,500,000 shares of restricted common stock valued at $0.0015 per share or $3,750 based on the fair value of the Company’s stock on December 24, 2010 as prepayment for services to be received over twelve months starting January 2011.

On March 10, 2011, the Company issued 2,500,000 shares of restricted common stock valued at $0.0015 per share or $3,750 based on the fair value of the Company’s stock on December 24, 2010 as prepayment for services to be received over twelve months starting January 2011.

On March 10, 2011, the Company issued 20,000,000 shares of restricted common stock valued at $0.0012 per share or $24,000 based on the fair value of the Company’s stock on March 7, 2010 as prepayment for services to be received over six months starting March 2011.

On March 10, 2011, the Company issued 2,500,000 shares of restricted common stock valued at $0.0022 per share or $5,500 based on the fair market value of the Company’s stock on November 1, 2010 for software development costs.

On March 10, 2011, the Company issued 1,000,000 shares of restricted common stock valued at $0.0012 per share or $1,200 based on the fair market value of the Company’s stock on March 10, 2011 for services.

On March 10, 2011, the Company issued 15,000,000 shares of restricted common stock valued at $0.0012 per share or $18,000 based on the fair market value of the Company’s stock on March 10, 2011 as repayment of a note payable of $6,000 principal and $1,203 interest, officer compensation of $6,052, and a loss on conversion of debt of $4,745.

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
10

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Kids Group, Inc.

Date:	May 16, 2011

By: /s/ Richard Shergold Richard Shergold Title: Chief Executive Officer and Director

