Form 10-Q/A
period 2011-03-31
Smart Kids Group Inc.
filed 2011-05-19
CIK 1414295

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

EXPLANATORY NOTE

Following the filing of the Form 10-Q for the period ending March 31, 2011, the Registrant determined that it had inadvertently included an incorrect version of the financial statements in the version filed with EDGAR on May 16, 2011. This Amendment Number 1 to the Form 10-Q is being filed to incorporate the correct version of the financial statements which had been reviewed by our Registered Independent Certified Public Accounting Firm resulting in a correction to sub-licensing expense from inception (February 11, 2003) to March 31, 2011 in the Statements of Operations and Comprehensive Loss, change in accrued expenses – related parties for the nine months ended March 31, 2011 in the Statements of Cash flows, and the re-formatting of the Balance Sheets, Statements of Operations and Comprehensive Loss, and the Statements of Cash Flows to include subtotal underlines.

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we determined that sub-licensing expense from inception (February 11, 2003) to March 31, 2011 should have been $314,835 in the Statement of Operations and Comprehensive Loss, and change in accrued expenses – related parties for the nine months ended March 31, 2011 should have been $41,223 in the Statement of Cash Flows. These corrections have no effect on net income or cash used in operating activities, as subtotals were reported correctly in the original issuance.

This Amendment Number 1 is not intended to restate the financial statements as disclosed in Note 2 of our financial statements in the Form 10-Q and this Form 10-Q/A, as those restated financials statements will be filed at a subsequent date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our Chief Executive Officer is filed as exhibits to this Amendment. This Form 10-Q/A – Amendment Number 1, replaces the previous filing in its entirety.

2

3

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

4

SMART KIDS GROUP, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
ASSETS

Current assets
Cash	$4,299	$112
Prepaids	92,301	-
Total current assets	96,600	112

Fixed assets
Equipment, net of accumulated depreciation of $737 and $567, respectively	397	567

Other assets
Software development costs, net of accumulated amortization of $1,625 and $0, respectively	11,375	-
Total assets	$108,372	$679

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$229,378	$169,181
Accrued expenses – related parties	510,729	475,558
Note payable	-	6,000
Total current liabilities	740,107	650,739

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	-	-
Common stock: $0.0001 par value; authorized 900,000,000 shares; issued and outstanding: 484,102,503 and 234,562,209, respectively	48,411	23,456
Additional paid-in capital	2,440,974	1,994,569
Common stock receivable, net of allowance of $90,600 and $0, respectively	(4,420)	-
Common stock payable	20,049	-
Accumulated deficit during the development stage	(3,130,993)	(2,662,673)
Other comprehensive loss
Foreign currency translation adjustment	(5,756)	(5,412)

Total stockholders' deficit	(631,735)	(650,060)
Total liabilities and stockholders' deficit	$108,372	$679

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

					From inception
					(February 11,
	For the three months ended		For the nine months ended		2003) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011
Revenues	$—	$—	$—	$—	$—

Cost of goods sold	—	—	—	—	549,159
Gross loss	—	—	—	—	(549,159)

Operating expenses
Salaries and wages	51,926	—	77,762	151,196	647,358
Legal and professional fees	126,588	40,049	187,092	108,910	896,564
Depreciation and amortization	1,682	57	1,795	170	10,937
General and administrative expenses	(18,267)	13,560	18,221	61,130	164,313
Impairment of software development	—	—	—	—	136,612
Sub-licensing expense	40,757	—	44,835	—	314,835
Allowance on stock receivable	—	—	90,600	—	90,600
Total operating expenses	202,686	53,666	420,305	321,406	2,261,219

Operating loss	(202,686)	(53,666)	(420,305)	(321,406)	(2,810,378)

Other expense
Finance and interest income (expense)	6,343	(69)	(43,270)	(254,319)	(315,870)
Loss on conversion of debt	(4,745)	—	(4,745)	—	(4,745)
Total other income (expense)	1,598	(69)	(48,015)	(254,319)	(320,615)

Net loss	(201,088)	(53,735)	(468,320)	(575,725)	(3,130,993)

Other comprehensive loss
Foreign currency translation adjustment	(477)	—	(344)	—	(5,756)
Total comprehensive loss	$(201,565)	$(53,735)	$(468,644)	$(575,725)	$(3,316,749)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	392,294,170	129,137,794	300,264,613	124,891,089

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine months ended March 31, 2011	Nine months ended March 31, 2010	From Inception (February 11, 2003) to March 31, 2011
Cash flows from operating activities
Net loss	$(468,320)	$(575,725)	$(3,130,993)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock- services	23,525	35,000	61,025
Issuance of common stock- equity draw down	—	—	1,000
Issuance of common stock- financing fees	18,400	254,250	291,000
Issuance of common stock- accrued officer salaries	—	—	928,292
Issuance of common stock- accounts payable, accrued expense, and note payable	4,745	—	4,745
Write – off of consulting agreement, prior fees	—	—	185,000
Allowance of stock receivable	90,600	—	90,600
Depreciation and amortization	1,795	170	10,937
Impairment of software development	—	—	136,612
Sub-licensing expense	—	—	270,000
Changes in current assets and liabilities
Organizational costs	—	—	(8,575)
Prepaid expense	71,552	—	71,552
Accounts payable and accrued expenses	61,401	(321)	230,582
Accrued expenses – related parties	41,223	152,608	516,781
Net cash used in operating activities	(155,079)	(134,018)	(341,442)

Cash flows from investing activities
Software/website development costs	—	(58,000)	(406,612)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	—	(58,000)	(407,746)

Cash flows from financing activities
Proceeds from the issuance of stock	110,030	234,000	569,063
Proceeds from equity draw down	49,580	—	49,580
Proceeds from note payable	—	6,000	6,000
Proceeds from stock subscriptions	—	—	134,600
Net cash provided by financing activities	159,610	240,000	759,243

Effect of exchange rate changes on cash	(344)	—	(5,756)

Increase in cash	4,187	47,982	4,299
Cash, beginning of period	112	78	—
Cash, end of period	$4,299	$48,060	$4,299

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

 The effects on our previously issued June 30, 2010 financial statements are summarized as follows:

Balance Sheet

	June 30, 2010		June 30, 2010
	As filed	Adjustment	(Unaudited)
Other Assets
Software development costs, net	$406,612	$(406,612)	$—
Total assets	$407,291	$(406,612)	$679

Stockholders’ Deficit
Accumulated deficit during the development stage	$(2,261,473)	$(406,612)	$(2,668,085)
Total Stockholders’ Deficit	$(243,448)	$(406,612)	$(650,060)

Statements of Operations and Comprehensive Loss

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustment	(Unaudited)
Operating expenses
Impairment of software development costs	$—	$136,612	$136,612
Sub-licensing expense	—	30,000	30,000
Total operating expenses	419,186	166,612	585,798

Net loss	(1,167,601)	(166,612)	(1,334,213)
Total comprehensive loss	$(1,172,730)	$(166,612)	$(1,339,342)
Net loss per common share (basic and diluted)	$(0.01)	$—	$(0.01)

	From inception (February 11, 2003) to June 30, 2010		From inception (February 11, 2003) to June 30, 2010
	As Filed	Adjustment	(Unaudited)
Operating expenses
Impairment of software development costs	$—	$136,612	$136,612
Sub-licensing expense	—	270,000	270,000
Total operating expenses	1,425,160	406,612	1,831,772

Net loss	(2,256,061)	(406,612)	(2,662,673)
Total comprehensive loss	$(2,261,473)	$(406,612)	$(2,668,085)

Statements of Cash Flows

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustment	(Unaudited)
Cash flows from operating activities
Net loss	$(1,172,730)	$(166,612)	$(1,339,342)
Impairment of software development costs	—	136,612	136,612
Sub-licensing expense	—	30,000	30,000
Cash flows used by operating activities	$(671,554)	$—	$(671,554)

	From inception (February 11, 2003) to June 30, 2010		From inception (February 11, 2003) to June 30, 2010
	As Filed	Adjustment	(Unaudited)
Cash flows from operating activities

Net loss	$(2,261,473)	$(406,612)	$(2,668,085)
Impairment of software development costs	—	136,612	136,612
Sub-licensing expense	—	270,000	270,000
Cash flows used by operating activities	$(185,775)	$—	$(185,775)

Statement of Stockholders’ Deficit for the year ended June 30, 2010

	Deficit accumulated during the development stage		Deficit accumulated during the development stage
	As filed	Adjustment	(Unaudited)
Comprehensive loss	$(1,172,730)	$(406,612)	$(1,579,342)

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective:

§	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

§	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two (2) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

§	Documentation of all proper accounting procedures is not yet complete.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes:

§	We have engaged an accounting firm that specializes in smaller reporting companies to perform our internal bookkeeping and external financial reporting;

§	We have engaged a new securities legal counsel to perform consulting services and to review our filings for regulation compliance;

§	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

§	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

Smart Kids Group, Inc.

Date:	May 19, 2011

By: /s/ Richard Shergold Richard Shergold Title: Chief Executive Officer and Director

