Form 10-K
period 2011-06-30
Smart Kids Group Inc.
filed 2011-09-28
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-153294

Smart Kids Group, Inc.
(Exact name of registrant as specified in its charter)
Florida	05-0554762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 234, 9768-170 St. Edmonton, AB Canada	T5T 5L4
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (780) 222-6257
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value of $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2010, the aggregate market value of shares held by non-affiliates (based on the closing price of $0.0015 on that date) was approximately $248,885.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 925,169,172 as of September 28, 2011.

EXPLANATORY NOTE

This filing contains restated financial statements of Smart Kids Group, Inc. for the year ended June 30, 2010. Prior to the issuance of the original filing in Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report on Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit June 30, 2010 and audit June 30, 2011. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting. All Notes to the Financial Statements have been updated to reflect the restatement of the June 30, 2010 financial statements.

As a result of the change in control over financial reporting, the Company determined that there were significant changes in the Company’s Balance Sheet, Statement of Operations, Stockholders’ Deficit, and Statement of Cash Flow for the year ended June 30, 2010.

The following errors were found as of June 30, 2010:

  Software development costs of $406,612 and previously capitalized costs of goods sold of $549,159 did not meet the capitalization criteria of FASB ASC 350-40 “Internal use Software”;
  Cash was overstated by $9 due to foreign currency translation;
  A 40% investment in Smart Kids Productions Inc., a Canadian company, of $99 was not recognized;
  Deferred financing fees of $15,000 were not recognized;
  Accounts payable and accrued expenses were overstated by $65,102 primarily due to the payment of accounts payable by a shareholder;
  Note payable of $5,849 was not recognized;
  Due to related parties was understated by $42,292 related to accrued officer compensation;
  Common stock and additional paid-in capital was overstated by $128 and $15,047;
  Common stock payable of $19,553 was not recognized;
  Common stock receivable of $63,650 was not recognized for the Equity Drawdown Agreement;
  Accumulated deficit during the development stage was understated by $315,289.
  Operating expenses was overstated by $37,065. This was due to the increase in salaries and wages of $20,804, and sub-licensing expense of $30,302, offset by a decrease in legal and professional fees of $60,810 and general and administrative expenses of $27,361;
  Finance and interest expense was overstated by $902;
  Depreciation expense of $227 should have been reported as an operating expense;
  Foreign currency translation adjustment of $5,129 should have been reported as an operating expense;
  Net loss was overstated by $513,782 as a result of that mentioned above.

The effects on our previously issued June 30, 2010 financial statements are as follows:

Balance Sheet

	June 30, 2010		June, 30, 2010
	As filed	Adjustments	Restated
ASSETS
Cash	$112	$(9)	$103
Investment in unconsolidated investee	—	99	99
Deferred financing fee	—	15,000	15,000
Software development costs	406,612	(406,612)	—
Total assets	$407,291	$(391,522)	$15,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$175,181	(65,102)	$110,079
Note payable	—	5,849	5,849
Due to related parties	475,558	42,292	517,850
Total liabilities	650,739	(16,961)	633,778
Common stock	23,456	(128)	23,328
Additional paid-in-capital	1,994,569	(15,047)	1,979,522
Stock payable	—	19,553	19,553
Stock receivable	—	(63,650)	(63,650)
Accumulated deficit during the development stage	(2,261,473)	(315,289)	(2,576,762)
Total stockholders’ deficit	(243,448)	(374,561)	(618,009)
Total liabilities and stockholders’ deficit	$407,291	$(391,522)	$15,769

Statement of Operations and Comprehensive Loss

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustments	Restated
Cost of goods sold	$475,588	$(475,588)	$—
Salaries and wages	151,196	20,804	172,000
Legal and professional fees	231,202	(60,810)	170,392
General and administrative expenses	36,788	(27,361)	9,427
Sub-licensing expense	—	30,302	30,302
Total operating expense	419,186	(37,065)	382,121
Loss before other expenses	(894,774)	512,653	(382,121)
Finance and interest expense	(272,600)	902	(271,698)
Depreciation	(227)	227	—
Total other expense	(272,827)	1,129	(271,698)
Net loss	(1,167,601)	513,782	(653,819)
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,129)	5,129
Total comprehensive income (loss)	$(1,172,730)	$518,911	$(653,819)
Net loss per common share (basic)	$(0.01)	$—	$(0.01)

Statement of Cash Flows

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustments	Restated
Net loss	$(1,172,730)	$518,911	$(653,819)
Issuance of common stock- services	37,500	12,500	50,000
Issuance of common stock- equity drawdown	1,000	(1,000)	—
Issuance of common stock- financing fees	272,600	(4,100)	268,500
Issuance of common stock- accrued officers salaries / expenses	928,292	(928,292)	—
Contribution of common stock by shareholders to pay accounts payable	185,000	(185,000)	—
Prepaid expenses	10,000	(10,000)	—
Subscriptions receivable	100	(100)	—
Accounts payable and accrued expenses	(157,858)	182,918	25,060
Due to related parties	(775,685)	859,289	83,604
Net cash used in operating activities	(671,554)	445,126	(226,428)
Software development costs	417,588	(417,588)	—
Investment in unconsolidated investee	—	(99)	(99)
Net cash used in investing activities	417,588	(417,687)	(99)
Proceeds from the issuance of stock	254,000	(28,297)	225,703
Proceeds from note payable	—	5,849	5,849
Payment on deferred financing fees	—	(5,000)	(5,000)
Net cash provided by financing activities	$254,000	$(27,448)	$226,552

Non-cash investing and financing activities:
Stock issued for equity drawdown agreement	$—	$63,650	$63,650
Stock issued for accounts payable, accrued expenses, and note payable	$—	$834,917	$834,917
Payment of accounts payable by shareholder	$—	$240,000	$240,000

5

Statement of Stockholders’ Deficit

	Total stockholders’ Deficit June 30, 2010		Total stockholders’ Deficit June 30, 2010
	As filed	Adjustments	Restated
Issuance of common stock	$1,627,992	$(248,872)	$1,379,120
Net loss	$(1,172,730)	$518,911	$(653,819)

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28
7

PART I

Item 1. Business

We are a development stage company incorporated in the State of Florida on February 11, 2003. From our inception, we have not generated any revenues and have incurred a net loss of $3,289,879. As of June 30, 2011, we had $4,595 in cash on hand, total assets of $20,909, total liabilities of $785,845, and a working capital deficit of $769,500. In our Auditors’ report included in their audit for fiscal years ended June 30, 2011 and 2010, they expressed substantial doubt as to our ability to continue as a going concern.

Based on intellectual property that we sub-license from an affiliate company, we have the intellectual rights to educational and entertainment media products, including television shows, video, music and books, related to the Be Alert Bert® character and his friends. We also have developed fitness media products, including television shows and Tai Chi fitness programs, that we have branded Full Motion FitnessTM. Our media products are intended to entertain and educate families with a particular focus on personal safety, health and fitness and related issues. Because of the dual focus on education and entertainment, we sometimes refer to our products as “EDUtainment products.”

All intellectual property relating to Be Alert Bert® and Full Motion FitnessTM, including the trademarks and all related products, were obtained under an exclusive sub-license agreement we entered into with Smart Kids International Holdings, Inc., (“SKIH”), a company owned by our Chief Executive Officer and Director, Richard Shergold. This sub-license agreement has been effective since June 20, 2005, and requires us to pay licensing fees of $5,000 per month in exchange for our use of the trademarks, domain names and copyrights, concepts and characters and rights to manufacture, distribute, sell, advertise, and profit from the products relating to the Be Alert Bert® and Full Motion FitnessTM intellectual property. Our sub-license also permits us to create new stories and products utilizing the sub-licensed intellectual property and to license and otherwise profit from those newly created stories and products. The term of the sublicense agreement is for 25 years, with an option to extend in perpetuity.

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

In addition to repackaging our existing products for sale, we intend to develop new media products based on our licensed intellectual property. We are working on a series of television shows titled the “The Adventures of Bert and Claire.” We are also working to launch a website to display, market and retail our products named, “the Smartkids Community” (www.smartkidscommunity.com). We intend to charge an annual membership fee (after a 30 day trial period) of $19.99 per family which will provide them with access to some of our content and through which they will be able to purchase our videos, music, books and other content that we either sublicense or produce. We launched our company website in April, 2011 (www.smartkidsgroup.com), but our design is contingent on the availability of financing. To develop our new television series and launch our interactive website, we will need roughly $2 million in capital.

We have also launched a community-oriented Smart Kids Travel Company, our website at smartkidsgroup.com. This will be a full service travel agency capable of fulfilling vacation and business needs. It will also focus on the travel needs of the members of the Smart Kids Community. Smart Kids Travel is managed by Gary Javorsky, a seasoned travel agency owner, with over 20 years experience selling travel products and services. Through the Smart Kids Travel Website, customers will be able to research destinations, attractions, accommodations and so much more, with departures from across Canada and the United States to any destination around the world. Customers will be able to compare prices from the most popular travel suppliers and contact the Smart Kids Travel Agency to make reservations with the assistance of a personal travel consultant who will make sure that the customer gets exactly what is wanted at the very best price available. In the near future, Smart Kids Travel will post specials oriented towards kids and great family vacations that will give both children and their families memorable experiences that will last a lifetime.

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

On December 15, 2010 the Company effectively terminated the License Agreement with 3DFV by mutual agreement between the parties. Shares issued in accordance with the License Agreement were returned and all obligations under the License Agreement have ceased. Effective December 22, 2010, Joseph DiFrancesco resigned from all positions as an officer of the Company and a member of the Board of Directors. At the time of termination the Company had issued to 3DFV 100,000,000 shares of restricted common stock and paid $4,078 of the one-time fee. The stock was returned and cancelled on December 23, 2010 and the unpaid portion of the one-time fee liability removed. The unpaid portion reported in the Company’s Statement of Operations as a reduction in licensing fees due to the termination of the license agreement.

Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized cost of goods sold of $475,558 reported on the Company’s annual report on Form 10-K for the year ended June 30, 2010 included sublicensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“FASB ASC”) 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

We share office space at the residence of our Chief Executive Officer located in Edmonton, Canada at no cost.

For the years ended June 30, 2011 and 2010, the rent expense was zero.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SKGP.OB.”

The following table sets for the trading history of the Common Stock for each quarter of fiscal years ended June 30, 2011 and 2010, as reported by stockhouse.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	0.0085	0.0010
March 31, 2011	0.0027	0.0008
December 31, 2010	0.0050	0.0010
September 30, 2010	0.0100	0.0007

Fiscal Year Ending June 30, 2010
Quarter Ended	High $	Low $
June 30, 2010	0.1000	0.0035
March 31, 2010	0.3000	0.1000
December 31, 2009	0.2500	0.2500
September 30, 2009	-	-

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 28, 2011 we had 925,169,172 shares of our common stock issued and outstanding, held by 217 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Recent Sales of Unregistered Securities

Our authorized common stock consists of 1,800,000,000 shares of common stock with par value of $0.0001 and 40,000,000 shares of preferred stock. As of June 30, 2011 and June 30, 2010, we had 538,702,504 and 233,287,209 common stock and zero preferred stock outstanding.

On November 25, 2010, upon majority of votes by our stockholders, our authorized capital stock was increased to 940,000,000 shares, including 900,000,000 shares of common stock and 40,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

Effective July 12, 2011, upon majority of votes by the Company’s stockholders, the authorized capital stock of the Company was increased to 1,840,000,000 shares, including 1,800,000,000 shares of common stock, each with a par value of $0.0001 per share. Additionally, the designated 40,000,000 shares of preferred stock were amended to be blank check, each with a par value of $0.0001.

On July 16, 2010, we issued 250,000 shares of restricted common stock valued at $0.01 per share or $2,500 as financing fees.

On July 16, 2010, we issued 1,000,000 shares of restricted common stock for cash consideration of $0.01 per share or $10,000, $5,000 of which was received in May and June 2010, and the stock subsequently issued in July 2010.

On July 16, 2010, we issued 125,000 shares of restricted common stock for cash consideration of $0.08 per share or $10,000. The cash was received in March 2010, and the stock subsequently issued in July 2010.

On September 7, 2010, we issued 2,200,000 shares of restricted common stock for cash consideration of $0.01 per share or $22,000, $5,000 of which was received in May and June 2010, and the stock subsequently issued in September 2010.

On September 7, 2010, we issued 30,000 shares of restricted common stock valued at $0.01 per share or $3,000 as financing fees.

On September 7, 2010, we issued 3,000,000 shares of restricted common stock valued at $0.0043 per share or $12,900 as financing fees. The shares were valued at fair market value on July 16, 2010, the grant date.

On September 7, 2010, we issued 3,000,000 shares of restricted common stock valued at $0.006 per share or $18,000 for services. The shares were valued at fair market value on September 1, 2010, the grant date.

On September 7, 2010, we issued 1,000,000 shares of restricted common stock valued at $0.0043 per share or $4,300 for services. The shares were valued at fair market value on July 16, 2010, the grant date.

On September 7, 2010, we issued 250,000 shares of restricted common stock valued at $0.0012 per share or $300 for services. The shares were valued at fair market value on September 7, 2010, the grant date.

On September 7, 2010, we issued 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 in connection with the 3DFV exclusive licensing agreement. These shares were subsequently returned to us in December 2010 upon termination of the licensing agreement.

On September 21, 2010, we issued 10,000,000 shares of free trading common stock valued at $0.0010 per share or $9,500, in connection with the equity drawdown agreement. Upon issuance the stock was recorded as a stock receivable.

On September 22, 2010, we issued 500,000 shares of restricted common stock for cash consideration of $0.01 per share or $5,000.

On September 22, 2010, we issued 125,000 shares of restricted common stock valued at $0.0021 per share or $263 based on the fair value of our common stock on September 22, 2010 for services.

On November 15, 2010, the Company issued 18,000,000 shares of free trading common stock valued at $0.0020 per share or $35,910 in connection with the drawdown equity financing agreement and registration rights agreement in exchange for stock receivable.  Upon issuance the stock was recorded as a stock receivable.  The Company has received proceeds of $52,020 through the equity drawdown agreement as of June 30, 2011.

On November 30, 2010, we issued 3,200,000 shares of restricted common stock in consideration for cash of $0.01 per share or $32,000.

On December 23, 2010, we issued 88,235,294 shares of restricted common stock valued at $0.0015 per share or $132,353 based on the fair value of our stock on December 23, 2010 as a prepayment for services to be received over six months starting January 2011.

On December 23, 2010, 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 were returned in connection with the cancellation of the 3DFV licensing agreement.

On March 10, 2011, we issued 76,250,000 shares of restricted common stock for cash consideration of $0.0004 per share or $30,981.

On March 10, 2011, we issued 2,500,000 shares of restricted common stock valued at $0.0015 per share or $3,750 based on the fair value of our stock on December 24, 2010 as prepayment for services to be received over twelve months starting January 2011.

On March 10, 2011, we issued 2,500,000 shares of restricted common stock valued at $0.0015 per share or $3,750 based on the fair value of our stock on December 24, 2010 as prepayment for services to be received over twelve months starting January 2011.

On March 10, 2011, we issued 20,000,000 shares of restricted common stock valued at $0.0012 per share or $24,000 based on the fair value of our stock on March 7, 2010 as prepayment for services to be received over six months starting March 2011.

On March 10, 2011, we issued 2,500,000 shares of restricted common stock valued at $0.0022 per share or $5,500 based on the fair market value of our stock on November 1, 2010 for software development costs.

On March 10, 2011, we issued 1,000,000 shares of restricted common stock valued at $0.0012 per share or $1,200 based on the fair market value of our stock on March 10, 2011 for services.

On March 10, 2011, the Company issued 15,000,000 shares of restricted common stock valued at $0.0012 per share or $18,000 based on fair market value of the Company’s stock on March 10, 2011 as repayment of a note payable of $6,000 principal and $1,203 accrued interest, and officer compensation of $6,052. The difference between the fair value of the stock and liabilities settled of $4,745 was recognized as a loss on conversion of debt.

On April 15, 2011, the Company issued 1,000,000 shares of restricted common stock valued at $0.0012 per share or $1,200 based on the fair market value of the Company’s stock on April 15, 2011 for services.

On April 30, 2011, the Company issued 1,666,667 shares of restricted common stock valued at $0.0012 per share or $2,000 based on the fair market value of the Company’s stock on April 30, 2011 for services.

On April 30, 2011, the Company issued 48,750,000 shares of restricted common stock valued at $0.004 per share or $20,049 for cash consideration.

On June 13, 2011, the Company issued 250,000 shares of restricted common stock valued at $0.008 per share or $2,000 based on the fair market value of the Company’s stock on May 31, 2011 for services.

On June 13, 2011, the Company issued 1,416,667 shares of restricted common stock valued at $0.008 per share or $11,333 based on the fair market value of the Company’s stock on May 31, 2011 as a prepayment for services.

On June 30, 2011, the Company issued 869,565 shares of restricted common stock valued at $0.0023 per share or $2,000 based on the fair market value of the Company’s stock on June 30, 2011 for services.

On June 30, 2011, the Company issued 797,102 shares of restricted common stock valued at $0.0023 per share or $1,833 based on the fair market value of the Company’s stock on June 30, 2011 as a prepayment for services.

The sale of the above securities was exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 and/or Regulation S promulgated under the Act.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

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

Overview

We are a development stage company incorporated in the State of Florida on February 11, 2003 that holds the rights to intellectual property of the Be Alert Bert® character and his friends. The intellectual property contains educational and entertainment media product, including television shows, videos, music, and books owned by Smart Kids International Holdings, Inc., a company owned by our Chief Executive Officer and Director, Richard Shergold.

In the next twelve months, we plan on repackaging our existing products for sale and developing new media products based on our licensed intellectual property. Please see Item 1, Business for an overview of the Company plans. We launched our Company website in April, 2011, (www.smartkidsgroup.com). To development our new television series and continue improvements of our interactive website and business plan, we will need roughly $2.3 million in capital. Because capital is a prerequisite to the implementation of our business plan, we have been actively searching for financing opportunities. As such, we need additional capital to continue as a going concern.

This filing contains restated financial statements of Smart Kids Group, Inc. for the year ended June 30, 2010. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of June 30, 2010 and audit the financial statements as of June 30, 2011. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

As a result of the change in control over financial reporting, the Company determined that there were significant changes in the Company’s Balance Sheet, Statement of Operations, Stockholders’ Deficit, and Statement of Cash Flow for the year ended June 30, 2010.

Results of Operations for the years ended June 30, 2011 and 2010

Revenues. We had no revenues from our inception on February 11, 2003 to June 30, 2011.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses. Our operating expenses include salaries and wages, professional fees, general and administrative, sub-licensing fees, and an allowance for stock receivable. For the year ended June 30, 2011, we incurred an operating loss of $653,648 compared to an operating loss of $382,121 for the year ended June 30, 2010, a change of (71%). This increase was primarily due to greater legal and professional fees of $235,435 primarily due to consulting and accounting fees, sub-licensing fees of $29,533, and an allowance for stock receivable of $57,040 associated with our equity drawdown agreement. The increase was offset by a decrease in salaries and wages of $62,217 due to our Board of Directors passing a resolution, with the acceptance of our officers, for the Company to no longer incur any accrued unpaid officers’ salaries effective January 1, 2010. On January 1, 2011, our Board of Directors reinstated the salaries of our remaining two officers’ salaries at a lower rate.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss. We had a net loss of $713,117 for the year ended June 30, 2011 compared to a net loss of $653,819, respectively, for the year ended June 30, 2010. The increase of 9% was primarily due to the increase in operating expenses stated above offset by a decrease in finance and interest expense of $216,974 due to less stock issued to existing stock holders as a good faith financing expense.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $16,345 and total assets in the amount of $20,909. Our total current liabilities as of June 30, 2011 were $785,845.  We had an accumulated deficit of $3,289,879 and a working capital deficit of $769,500 as of June 30, 2011.

Cash used in operating activities decreased to $182,915 for the year ended June 30, 2011 compared to $226,428 for the year ended June 30, 2010 as a result of a decrease in stock for services, financing fees, offset by an increase in allowance for stock receivable, prepaid expenses, and accounts payable and accrued expenses.

Cash used in investing activities decreased to zero for the year ended June 30, 2011 compared to $99 for the year ended June 30, 2010.

Cash provided by financing activities decreased for the year ended June 30, 2011 to $187,407 compared to $226,552 for the year ended June 30, 2010. The decrease was due to a decrease in the issuance of stock for cash, offset by an increase in proceeds from the equity draw down agreement.

Our accrued expenses due to related parties increased to $572,206 as of June 30, 2011 compared to $517,850, for the year ended June 30, 2010. The increase was due to greater accrued officer salaries and sub-licensing expenses.

On March 18, 2010, we entered into a drawdown equity financing agreement and registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”), the selling stockholder. In accordance with the Agreements, Auctus committed, subject to certain conditions, to purchase up to $10 million of our common stock over a term of up to two years.

All 38,000,000 free trading shares registered on our Form S-1 effective May 26, 2010 have been issued to Auctus. We received cash proceeds of $52,020 and were notified that all of the shares had been sold and recognized an allowance for stock receivable of $57,040 as of June 30, 2011.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2011, there were no off balance sheet arrangements.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Software Development Cost

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based in current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

For the year ended June 30, 2011 the Company capitalized $5,500 in internal software development costs, net of accumulated amortization of $1,375. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 reported in the Company’s annual report on Form 10-K for the year ended June 30, 2010 included sublicensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries ($28,000 incurred for the year ended June 30, 2010) which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”)350-40 “Internal Use Software”. For the year ended June 30, 2010 the Company had no capitalized software development costs.

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through June 30, 2011, the Company has not realized any revenue.

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

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. Stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2011 and 2010
F-3	Statements of Operations for the Years Ended June 30, 2011 and June 30, 2010 and the period from inception (February 11, 2003) to June 30, 2011
F-4	Statement of Stockholders’ Deficit from inception (February 11, 2003) to June 30, 2011
F-6	Statements of Cash Flows for the Years Ended June 30, 2011 and June 30, 2010 and the period from inception (February 11, 2003) to June 30, 2011
F-8	Notes to Financial Statements

 Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Smart Kids Group, Inc.

We have audited the accompanying balance sheets of Smart Kids Group, Inc. (A Development Stage Company) (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from inception (February 11, 2003) to September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of Smart Kids Group, Inc. (A Development Stage Company) for the year ended June 30, 2009 and from inception (February 11, 2003) to June 30, 2009. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included from inception (February 11, 2003) to June 30, 2009, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Kids Group, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the results of their operations and cash flows for each of the years in the two-year period ended June 30, 2011 and from inception (February 11, 2003) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the financial statements of Smart Kids Group, Inc. as of June 30, 2010, and for the year then ended were audited by other auditors who are no longer independent. Accordingly, the financial statements as of and for the year ended June 30, 2010 have been restated by us as more fully described in Note 2.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 27, 2011

SMART KIDS GROUP, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2011	2010
	(Audited)	(Restated)
ASSETS

Current assets
Cash	$4,595	$103
Prepaid expenses	11,750	—
Total current assets	16,345	103

Fixed assets
Equipment, net of accumulated depreciation of $737 and $567, respectively	340	567

Investment in unconsolidated investee	99	99

Other assets
Deferred financing fee	—	15,000
Software development costs, net of accumulated amortization of $1,375 and $0, respectively	4,125	—
Total assets	$20,909	$15,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$213,639	$110,079
Note payable	—	5,849
Accrued expenses-related parties	572,206	517,850
Total current liabilities	785,845	633,778
Total liabilities	785,845	633,778

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 538,702,504 and 233,287,209, respectively	53,870	23,328
Additional paid-in capital	2,373,916	1,979,522
Common stock payable	97,157	19,553
Common stock receivable	—	(63,650)
Accumulated deficit during the development stage	(3,289,879)	(2,576,762)
Total stockholders' deficit	(764,936)	(618,009)
Total liabilities and stockholders' deficit	$20,909	$15,769

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended		From inception
	June 30,	June 30,	(February 11, 2003) to
	2011	2010	June 30, 2011
	(Audited)	(Restated)	(Audited)
Revenues	$—	$—	$—
Cost of goods sold	—	—	—
Gross loss	—	—	—

Operating expenses
Salaries and wages	109,783	172,000	1,357,954
Legal and professional fees	405,827	170,392	1,064,489
General and administrative expenses	21,163	9,427	149,092
Sub-licensing expense	59,835	30,302	330,137
Allowance for stock receivable	57,040	—	57,040
Total operating expenses	653,648	382,121	2,958,712

Loss before other expenses and income taxes	(653,648)	(382,121)	(2,958,712)

Other expenses
Finance and interest expense	(54,724)	(271,698)	(326,422)
Loss on conversion of debt	(4,745)	—	(4,745)
Total other expenses	(59,469)	(271,698)	(331,167)

Loss before provision for income taxes	(713,117)	(653,819)	(3,289,879)

Provision for income taxes	—	—	—

Net loss	$(713,117)	$(653,819)	$(3,289,879)

Net loss per common share - basic	$(0.00)	$(0.01)
Weighted average number of common
shares outstanding-basic	354,659,813	130,204,621

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From Inception (February 11, 2003) to June 30, 2011

								Deficit accumulated
	Preferred Stock		Common Stock		Additional	Stock	Stock	During the development	Total Stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	payable	receivable	stage	deficit
Balance at inception - February 11, 2003	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	100	—	1	—		—	1
Net loss	—	—	—	—	—	—		—	—
Balance at June 30, 2003	—	$—	100	$—	$1	$—	$—	$—	$1
Net loss	—	—	—	—	—	—		(81,584)	(81,584)
Balance at June 30, 2004	—	$—	100	$—	$1	$—	$—	$(81,584)	$(81,583)
Issuance of common stock	—	—	121,178,500	12,118	87,914	—		—	100,032
Adjustment	—	—	(100)	—	—	—		—	—
Net loss	—	—	—	—	—	—		(43,840)	(43,840)
Balance at June 30, 2005	—	$—	121,178,500	$12,118	$87,915	$—	$—	$(125,424)	$(25,391)
Net loss	—	—	—	—	—	—		(230,908)	(230,908)
Balance at June 30, 2006	—	$—	121,178,500	$12,118	$87,915	$—	$—	$(356,332)	$(256,299)
Net loss	—	—	—	—	—	—		(295,914)	(295,914)
Balance at June 30, 2007	—	$—	121,178,500	$12,118	$87,915	$—	$—	$(652,246)	$(552,213)
Issuance of common stock	—	—	1,570,000	157	104,843	—		—	105,000
Net loss	—	—	—	—	—	—		(485,168)	(485,168)
Balance at June 30, 2008	—	$—	122,748,500	$12,275	$192,758	$—	$—	$(1,137,414)	$(932,381)
Issuance of common stock- cash	—	—	—	—	—	134,600		—	134,600
Net loss	—	—	—	—	—	—		(785,529)	(785,529)
Balance at June 30, 2009	—	$—	122,748,500	$12,275	$192,758	$134,600	$—	$(1,922,943)	$(1,583,310)

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From Inception (February 11, 2003) to June 30, 2011 (continued)

	Preferred Stock		Common Stock		Additional	Stock	Stock	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	payable	receivable	stage	deficit
Balance at June 30, 2009	—	$—	122,748,500	$12,275	$192,758	$134,600	$—	$(1,922,943)	$(1,583,310)
Issuance of common stock - cash	—	—	4,066,737	407	340,343	(115,047)	—	—	225,703
Issuance of common stock - services	—	—	500,000	50	49,950	—	—	—	50,000
Issuance of common stock - drawdown equity agreement	—	—	10,000,000	1,000	62,650	—	(63,650)	—	—
Issuance of common stock – finance fees	—	—	2,917,500	292	268,208	—	—	—	268,500
Issuance of common stock – accrued officer salaries/expense	—	—	93,054,472	9,304	825,613	—	—	—	834,917
Contribution of common stock by shareholder to pay accounts payable	—	—	—	—	240,000	—	—	—	240,000
Net loss	—	—	—	—	—	—	—	(653,819)	(653,819)
Balance at June 30, 2010 (Restated)	—	$—	233,287,209	$23,328	$1,979,522	$19,553	$(63,650)	$(2,576,762)	$(618,009)
Issuance of common stock- cash	—	—	132,025,000	13,203	116,380	12,804	—	—	142,387
Issuance of common stock- services	—	—	11,375,001	1,138	43,054	64,800	—	—	108,992
Issuance of common stock- drawdown equity agreement	—	—	28,000,000	2,800	42,610		63,650	—	109,060
Issuance of common stock- financing fees	—	—	3,280,000	328	18,072	—	—	—	18,400
Issuance for software development costs	—	—	2,500,000	250	5,250	—	—	—	5,500
Issuance for prepaid services	—	—	13,235,294	11,323	152,528	—	—	—	163,851
Issuance for conversion of AP, accrued expense and note payable	—	—	15,000,000	1,500	16,500	—	—	—	18,000
Net loss	—	—	—	—	—	—	—	(713,117)	(713,117)
Balance at June 30, 2011 (Audited)	—	$—	538,702,504	$53,870	$2,373,916	$97,157	$—	$(3,289,879)	$(764,936)

The accompanying notes are an integral part of these financial statements.

  SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year ended		From inception
	June 30,	June 30,	(February 11, 2003) to
	2011	2010	June 30, 2011
	(Audited)	(Restated)	(Audited)
Cash flows from operating activities:
Net loss	$(713,117)	$(653,819)	$(3,289,879)

Adjustments to reconcile net loss to
net cash used by operating activities:
Issuance of common stock- services	261,095	50,000	311,095
Issuance of common stock- financing fees	18,400	268,500	286,900
Loss on conversion of AP, accrued expense and note payable	4,745	—	4,745
Allowance for stock receivable	57,040	—	57,040
Depreciation and amortization	1,602	227	10,744
Deferred financing fee	15,000	—	15,000
Changes in operating assets and liabilities:
Organizational costs	—	—	(8,575)
Accounts payable and accrued expenses	111,913	25,060	470,011
Accrued expenses-related parties	60,407	83,604	1,395,155
Net cash used in operating activities	(182,915)	(226,428)	(747,764)

Cash flows from investing activities:
Investment in unconsolidated investee	—	(99)	(99)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	—	(99)	(1,233)

Cash flows from financing activities:
Proceeds from the issuance of stock	142,387	225,703	707,723
Proceeds from equity drawdown agreement	45,020	—	45,020
Proceeds from note payable	—	5,849	5,849
Payment on deferred financing fees	—	(5,000)	(5,000)
Net cash provided by financing activities	187,407	226,552	753,592

Net increase in cash	4,492	25	4,595
Cash, beginning of year	103	78	—
Cash, end of year	$4,595	$103	$4,595

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(continued)

	Years ended		From inception
	June 30,	June 30,	(February 11, 2003)
	2011	2010	to March 31, 2011
Supplemental disclosure of cash flow information:	(Audited)	(Restated)	(Audited)
Cash paid for
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Stock issued for prepaid expense	$11,750	$—	$11,750
Stock issued for equity drawdown agreement	$—	$63,650	$63,650
Stock issued for software development	$5,500	$—	$5,500
Stock issued for accounts payable, accrued expense and note payable	$18,000	$834,917	$855,172
Payment of accounts payable by shareholder	$—	$240,000	$240,000

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statement

(Audited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

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

The Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through June 30, 2011, the Company did not realize any revenues and has not commenced its principal operations.

On April 23, 2010 the Company purchased a 40% interest ownership in Smart Kids Productions Inc., a Canadian corporation, incorporated on May 4, 2009. The remaining 60% is owned and operated by a third party. As of June 30, 2011 the corporation is in the development stage and has not commenced operations.

The reporting currency of the Company is the U.S. dollar.  The Company has one bank account located in Canada and as a result, has re-measured the account from Canadian dollars to U.S. dollars.  The resulting translation adjustment has been recorded as an operating expense.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue in the United States of America, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $713,117 and $653,819 for the years ended June 30, 2011 and 2010, and a working capital deficiency of $769,500 at June 30 2011. Management believes that additional capital will be respectively required to fund operations through June 30, 2012 and beyond, as it attempts to generate revenues, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2011 and June 30, 2010 the Company had no cash equivalents.

Concentrations

The Company maintains cash balances at a financial institution in Canada and the United States. The account at the Canada institution is insured by the Canadian Deposit Insurance Corporation (“CDIC”) up to $100,000 CAD. The account in the United States institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 USD. From time to time the Company’s cash balance may exceed the CDIC and FDIC limits. At June 30, 2011 and 2010, the Company did not have any accounts in excess of the CDIC or FDIC limits.

Fixed Assets

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Estimated service lives of property and equipment is five years.

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

For the year ended June 30, 2011 the Company capitalized $5,500 in internal software development costs, net of accumulated amortization of $1,375. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 reported in the Company’s annual report on Form 10-K for the year ended June 30, 2010 included sublicensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries ($28,000 incurred for the year ended June 30, 2010) which did not meet the capitalization criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 350-40 “Internal Use Software”. For the year ended June 30, 2010 the Company had no capitalized software development costs.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through June 30, 2011, the Company has not realized any revenue.

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

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. Stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended June 30, 2011 and 2010, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

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

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

NOTE 2. RESTATEMENT FOR THE YEAR ENDED JUNE 30, 2010

The financial statements for the year ended June 30, 2010 have been restated for the following matters. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized cost of goods sold of $475,558 reported in the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sublicensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

As a result of the change in control over financial reporting, the Company determined that there were significant changes in the Company’s Balance Sheet, Statement of Operations, Stockholders’ Deficit, and Statement of Cash Flow for the year ended June 30, 2010.

The following errors were found as of June 30, 2010:

  Software development costs of $406,612 and previously capitalized costs of goods sold of $549,159 did not meet the capitalization criteria of FASB ASC 350-40 “Internal use Software”;
  Cash was overstated by $9 due to foreign currency translation;
  A 40% investment in Smart Kids Productions Inc., a Canadian company, of $99 was not recognized;
  Deferred financing fees of $15,000 were not recognized;
  Accounts payable and accrued expenses were overstated by $65,102 primarily due to the payment of accounts payable by a shareholder;
  Note payable of $5,849 was not recognized;
  Due to related parties was understated by $42,292 related to accrued officer compensation;
  Common stock and additional paid-in capital was overstated by $128 and $15,047;
  Common stock payable of $19,553 was not recognized;
  Common stock receivable of $63,650 was not recognized for the Equity Drawdown Agreement;
  Accumulated deficit during the development stage was understated by $315,289.
  Operating expenses was overstated by $37,065. This was due to the increase in salaries and wages of $20,804, and sub-licensing expense of $30,302, offset by a decrease in legal and professional fees of $60,810 and general and administrative expenses of $27,361;
  Finance and interest expense was overstated by $902;
  Depreciation expense of $227 should have been reported as an operating expense;
  Foreign currency translation adjustment of $5,129 should have been reported as an operating expense;
  Net loss was overstated by $513,782 as a result of that mentioned above.

The effects on our previously issued June 30, 2010 financial statements are as follows:

Balance Sheet

	June 30, 2010		June, 30, 2010
	As filed	Adjustments	Restated
ASSETS
Cash	$112	$(9)	$103
Investment in unconsolidated investee	—	99	99
Deferred financing fee	—	15,000	15,000
Software development costs	406,612	(406,612)	—
Total assets	$407,291	$(391,522)	$15,769

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$175,181	(65,102)	$110,079
Note payable	—	5,849	5,849
Due to related parties	475,558	42,292	517,850
Total liabilities	650,739	(16,961)	633,778
Common stock	23,456	(128)	23,328
Additional paid-in-capital	1,994,569	(15,047)	1,979,522
Stock payable	—	19,553	19,553
Stock receivable	—	(63,650)	(63,650)
Accumulated deficit during the development stage	(2,261,473)	(315,289)	(2,576,762)
Total stockholders’ deficit	(243,448)	(374,561)	(618,009)
Total liabilities and stockholders’ deficit	$407,291	$(391,522)	$15,769

Statement of Operations and Comprehensive Income

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustments	Restated
Cost of goods sold	$475,588	$(475,588)	$—
Salaries and wages	151,196	20,804	172,000
Legal and professional fees	231,202	(60,810)	170,392
General and administrative expenses	36,788	(27,361)	9,427
Sub-licensing expense	—	30,302	30,302
Total operating expense	419,186	(37,065)	382,121
Loss before other expenses	(894,774)	512,653	(382,121)
Finance and interest expense	(272,600)	902	(271,698)
Depreciation	(227)	227	—
Total other expense	(272,827)	1,129	(271,698)
Net loss	(1,167,601)	513,782	(653,819)
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,129)	5,129
Total comprehensive income (loss)	$(1,172,730)	$518,911	$(653,819)
Net loss per common share (basic)	$(0.01)	$—	$(0.01)

Statement of Cash Flows

	For the Year Ended June 30, 2010		For the Year Ended June 30, 2010
	As Filed	Adjustments	Restated
Net loss	$(1,172,730)	$518,911	$(653,819)
Issuance of common stock- services	37,500	12,500	50,000
Issuance of common stock- equity drawdown	1,000	(1,000)	—
Issuance of common stock- financing fees	272,600	(4,100)	268,500
Issuance of common stock- accrued officers salaries / expenses	928,292	(928,292)	—
Contribution of common stock by shareholders to pay accounts payable	185,000	(185,000)	—
Prepaid expenses	10,000	(10,000)	—
Subscriptions receivable	100	(100)	—
Accounts payable and accrued expenses	(157,858)	182,918	25,060
Due to related parties	(775,685)	859,289	83,604
Net cash used in operating activities	(671,554)	445,126	(226,428)
Software development costs	417,588	(417,588)	—
Investment in unconsolidated investee	—	(99)	(99)
Net cash used in investing activities	417,588	(417,687)	(99)
Proceeds from the issuance of stock	254,000	(28,297)	225,703
Proceeds from note payable	—	5,849	5,849
Payment on deferred financing fees	—	(5,000)	(5,000)
Net cash provided by financing activities	$254,000	$(27,448)	$226,552

Non-cash investing and financing activities:
Stock issued for equity drawdown agreement	$—	$63,650	$63,650
Stock issued for accounts payable, accrued expenses, and note payable	$—	$834,917	$834,917
Payment of accounts payable by shareholder	$—	$240,000	$240,000

Statement of Stockholders’ Deficit

	Total stockholders’ Deficit June 30, 2010		Total stockholders’ Deficit June 30, 2010
	As filed	Adjustments	Restated
Issuance of common stock	$1,627,992	$(248,872)	$1,379,120
Net loss	$(1,172,730)	$518,911	$(653,819)

NOTE 3. PREPAID EXPENSE

For the years ended June 30, 2011 and 2010, the Company had prepaid expenses of $11,750 and $0, respectively. For the year ended June 30, 2011, prepaid expenses of $163,851 was paid through the issuance of the Company’s common stock of which $152,103 has been expensed.

NOTE 4. NOTE PAYABLE

In March 2010 the Company entered into a three month, 20% note payable with a third party for $5,849. On March 10, 2011 the note payable was converted into 15,000,000 shares of restricted common stock at $0.0012 per share or $18,000 based on the fair value of the Company’s stock on March 10, 2011. The shares repaid the note payable of $5,849 principal and $1,203 interest, and a personal loan to the CEO of the Company which was accounted for as a reduction in accrued officer compensation of $6,203. The remaining $4,745 was recognized as a loss on conversion of debt as of June 30, 2011.

NOTE 5. RELATED PARTY TRANSACTIONS

Accrued expenses – related parties

	June 30, 2011	June 30, 2010

Unpaid officer compensation	$549,023	$517,850
Sub-license expense	23,183	—
Total accrued expenses – related parties	$572,206	$517,850

As of June 30, 2011, the Company incurred amounts due to related parties of $572,206. The liability consists of payments due under employment agreements of $549,023 to our Chief Executive Officer and Chief Operating Officer and sub-licensing fees of $23,183 for the intellectual property with Smart Kids International Holdings, Inc., (“SKIH”). As of June 30, 2011 and 2010, $475,558 of unpaid officer compensation is due to the former Chief Executive Officer, Paul Andrew Ruppanner who was terminated pursuant to Section 1.7 (c)(4) of his employment agreement dated August 1, 2005 (Exhibit 10-4) as filed in an Form 8-K dated April 27, 2010. The remaining $42,292 as of June 30, 2010, is due to our Chief Operating Officer. All accrued expenses – related parties have been expensed in the Statement of Operations in the year incurred. Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer incur any sublicensing fees or accrue unpaid officers’ salaries until further notice.

Effective January 1, 2011, the Company reinstated the $5,000 a month officer compensation and the $5,000 a month sub-licensing fee. As of June 30, 2011, $23,183 has been accrued for unpaid sub-licensing fees. In June 2010, the Company issued 98,829,209 shares of restricted common stock in exchange for the outstanding and accrued officers’ salaries and sub-licensing fees as of December 31, 2009 in the amount of $816,897.

Sub-Licensing Agreement

On June 20, 2005, the Company entered into an exclusive sublicense agreement with SKIH, a company owned by the Chief Executive Officer and Director, Richard Shergold.  This sub-license agreement gives the Company rights to the intellectual property relating to Be Alert Bert® and Full Motion FitnessTM, including the trademarks and all related products. This sub-license agreement requires the Company to pay licensing fees of $5,000 per month in exchange for the use of the trademarks, domain names and copyrights, concepts and characters and rights to manufacture, distribute, sell, advertise, and profit from the products relating to the Be Alert Bert® and Full Motion FitnessTM intellectual property.

On January 1, 2010, SKIH agreed to waive the monthly payment obligation for a period of time until the Company is able to raise capital and refurbish the existing product line for reintroduction into the domestic and international markets.  Effective January 1, 2011, the Company reinstated the $5,000 monthly sub-licensing fees. For the years ended June 30, 2011 and 2010, $30,000 of sub-licensing fees has been expensed.

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

In consideration for the execution of the Sub-License Agreement and for the exclusivity of the license, the Company agreed to pay a one-time fee of $263,008 to the owners of 3DFV, Mr. Joseph DiFrancesco and his spouse Bernadette, and issue an amount of shares of the Company common stock to 3DFV equivalent to render 3DFV’s percentage of stock ownership in the Company equal to that of Mr. Richard Shergold, the Company’s then President and Co-Chairman. This issuance to 3DFV would have amounted to approximately 200,000,000 shares of the Company’s common stock. In addition, 3DFV’s President, Mr. Joseph DiFrancesco, was appointed as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors pursuant to a written consent of the majority shareholders of the Company in lieu of a meeting of shareholders. On December 15, 2010 the Company effectively terminated the License Agreement with 3DFV by mutual agreement between the parties.  Shares issued in accordance with the License Agreement were returned and all obligations under the License Agreement have ceased. Effective December 22, 2010, Joseph DiFrancesco resigned from all positions as an officer of the Company and a member of the Board of Directors.  At the time of termination the Company had issued to 3DFV 100,000,000 shares of restricted common stock, paid $4,078 of the one-time fee, and paid $24,257 as a sub-licensing fee.  The stock was returned and cancelled on December 23, 2010 and the unpaid portion reported on the Company’s Statement of Operations as a reduction in licensing fees due to the termination of the license agreement.

Office Rent

The Company shares office space at the residence of the Co-Chairs of the Board located in Edmonton, Canada at no cost to the Company. For the years ended June 30, 2011 and 2010, the rent expense was zero.

NOTE 6. EQUITY DRAWDOWN FINANCING AGREEMENT

On March 18, 2010, the Company entered into a equity drawdown financing agreement and a registration rights agreement (collectively the “Agreements”) with Auctus Private Equity Fund, LLC (“Auctus”). In accordance with the Agreements, Auctus committed, subject to certain conditions, to purchase up to $10 million of the Company’s common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements gave the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 95% of the lowest closing price during the five trading days following the Company’s delivery of notice to Auctus (the “Notice”). At its option, the Company could set a floor price under which Auctus could not sell the shares which were the subject of the Notice.

Auctus was not required to purchase the shares, unless the shares which are subject to the Notice had been registered for resale and were freely tradable in accordance with the Federal securities laws, including the Securities Act of 1933. The Company registered 38,000,000 shares of common stock on the Company’s Form S-1, effective May 26, 2010. In addition, the Company agreed to pay Auctus the aggregate amount of $15,000 as an origination fee.

The Company issued all 38,000,000 shares of par value $0.0001 free trading common stock to Auctus in three issuances on June 25, 2010, September 21, 2010 and November 15, 2010. Upon issuance, the common stock was recognized a stock receivable. Subsequent to the June 25, 2010 issuance, the price of the Company’s common stock decreased significantly before Auctus was able to sell any stock. Auctus began selling the stock on the open market in September 2010. As a result of the lower stock price, Auctus was not able to sell the common stock at its original value. As of June 30, 2011, the Company has received cash proceeds of $52,020 ($7,000 of which was held by Auctus as down payment of the $15,000 origination fee) and was notified that all of the shares had been sold. The Company recognized an allowance for stock receivable of $57,040 as of June 30, 2011. As of June 30, 2010, a stock receivable of $63,650 was recognized. No additional shares have been issued to Auctus under the Agreements.

The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
June 25, 2010	10,000,000	$0.0064	$63,650
September 21, 2010	10,000,000	$0.0010	9,500
November 15, 2010	18,000,000	$0.0020	35,910
	38,000,000		109,060
Less allowance recorded during the year ended June 30, 2011			(57,040)
Less proceeds received during the year ended June 30, 2011			(52,020)
Stock receivable as of June 30, 2011			$—

NOTE 7. STOCKHOLDERS’ EQUITY

The authorized common stock of the Company consists of 1,800,000,000 shares of common stock with par value of $0.0001 and 40,000,000 shares of blank check preferred stock. As of June 30, 2011 and June 30, 2010 the Company had 538,702,504 and 233,287,209 common stock and zero preferred stock outstanding.

Effective November 25, 2010, upon majority of votes by the Company’s stockholders, the authorized capital stock of the Company was increased to 940,000,000 shares, including 900,000,000 shares of common stock and 40,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

Effective July 12, 2011, upon majority of votes by the Company’s stockholders, the authorized capital stock of the Company was increased to 1,840,000,000 shares, including 1,800,000,000 shares of common stock, each with a par value of $0.0001 per share. Additionally, the designated 40,000,000 shares of preferred stock were amended to be blank check, each with a par value of $0.0001.

During the year ended June 30, 2005, the Company issued 121,178,500 shares of common stock valued at $100,032.

During the year ended June 30, 2006, the Company did not issue any shares of common stock.

During the year ended June 30, 2007, the Company did not issue any shares of common stock.

During the year ended June 30, 2008, the Company issued 1,570,000 shares of common stock valued at $105,000.

During the year ended June 30, 2009, the Company did not issue any shares of common stock.

On September 4, 2009, the Company issued 550,000 shares of restricted common stock valued at $0.10 per share or $55,000 as financing fees.

On September 4, 2009, the Company issued 1,000,000 shares of restricted common stock valued at $0.08 per share or $80,000 as financing fees.

On October 1, 2009, the Company issued 200,000 shares of restricted common stock valued at $0.10 per share or $20,000 for services.

On October 2, 2009, the Company issued 100,000 shares of restricted common stock valued at $0.074 per share or $7,441 for cash consideration.

On October 2, 2009, the Company issued 75,000 shares of restricted common stock valued at $0.076 per share or $5,663 for cash consideration.

On October 22, 2009, the Company issued 1,346,000 shares of restricted common stock valued at $0.10 per share or $134,600 for cash consideration. This stock was recognized as a stock payable as of June 30, 2009.

On December 20, 2009, the Company issued 125,000 shares of restricted common stock valued at $0.074 per share or $9,300 for cash consideration.

On December 20, 2009, the Company issued 50,000 shares of restricted common stock valued at $0.10 per share or $5,000 for services per an agreement.

On December 20, 2009, the Company issued 62,500 shares of restricted common stock valued at $0.08 per share or $5,000 as financing fees.

On December 20, 2009, the Company issued 930,000 shares of restricted common stock valued at $0.10 per share or $93,000 as financing fees.

On January 4, 2010, the Company issued 1,750,000 shares of restricted common stock valued at $0.076 per share or $133,114 for cash consideration of $115,093 and direct payment to a vendor of $18,021.

On January 18, 2010, the Company issued 250,000 shares of restricted common stock valued at $0.078 per share or $19,484 for cash consideration.

On May 11, 2010, the Company issued 500,000 shares of restricted common stock valued at $0.079 per share or $39,355 for cash consideration.

On May 11, 2010, the Company issued 146,000 shares of restricted common stock valued at $0.067 per share or $9,815 for cash consideration.

On May 11, 2010, the Company issued 275,000 shares of restricted common stock valued at $0.10 per share or $27,500 as financing fees.

On May 11, 2010, the Company issued 100,000 shares of restricted common stock valued at $0.08 per share or $8,000 as financing fees.

On June 25, 2010, the Company issued 92,829,209 shares of restricted common stock valued at $0.009 per share or $816,897 for accrued payroll and accrued expenses.

On June 25, 2010, the Company issued 10,000,000 shares of restricted common stock valued at $0.006 per share or $63,650 in connection with the equity drawdown financing agreement. Upon issuance the stock was recorded as a stock receivable. See Note 6.

On June 30, 2010, the Company issued 250,000 shares of restricted common stock valued at $0.10 per share or $25,000 for services.

As of June 30, 2010, the Company received $19,553 for the purchase of 1,125,000 shares of restricted common stock. The shares were issued in July and September 2010.

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

On September 7, 2010, the Company issued 30,000 shares of restricted common stock valued at $0.01 per share or $3,000 as financing fees.

On September 7, 2010, the Company issued 3,000,000 shares of restricted common stock valued at $0.0043 per share or $12,900 as financing fees. The shares were valued at fair market value on July 16, 2010, the grant date.

On September 7, 2010, the Company issued 3,000,000 shares of restricted common stock valued at $0.006 per share or $18,000 for services. The shares were valued at fair market value on September 1, 2010, the grant date.

On September 7, 2010, the Company issued 1,000,000 shares of restricted common stock valued at $0.0043 per share or $4,300 for services. The shares were valued at fair market value on July 16, 2010, the grant date.

On September 7, 2010, the Company issued 250,000 shares of restricted common stock valued at $0.0012 per share or $300 for services. The shares were valued at fair market value on September 7, 2010, the grant date.

On September 7, 2010, the Company issued 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 in connection with the 3DFV exclusive licensing agreement. These shares were subsequently returned to the Company in December 2010 upon termination of the licensing agreement.

On September 21, 2010, the Company issued 10,000,000 shares of free trading common stock valued at $0.0010 per share or $9,500, in connection with the equity drawdown agreement. Upon issuance the stock was recorded as a stock receivable. See Note 6.

On September 22, 2010, the Company issued 500,000 shares of restricted common stock for cash consideration of $0.01 per share or $5,000.

On September 22, 2010, the Company issued 125,000 shares of restricted common stock valued at $0.0021 per share or $263 based on the fair value of the Company’s common stock on September 22, 2010 for services.

On November 15, 2010, the Company issued 18,000,000 shares of free trading common stock valued at $0.0020 per share or $35,910 in connection with the equity drawdown agreement in exchange for stock receivable.  Upon issuance the stock was recorded as a stock receivable.  The Company has received proceeds of $52,020 through the drawdown equity financing as of June 30, 2011. See Note 6.

On November 30, 2010, the Company issued 3,200,000 shares of restricted common stock in consideration for cash of $0.01 per share or $32,000.

On December 23, 2010, the Company issued 88,235,294 shares of restricted common stock valued at $0.0015 per share or $132,353 based on the fair value of the Company’s stock on December 23, 2010 as a prepayment for services to be received over six months starting January 2011.

On December 23, 2010, 100,000,000 shares of restricted common stock valued at $0.0001 per share or $10,000 were returned in connection with the cancellation of the 3DFV licensing agreement.  See Note 4.

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

On March 10, 2011, the Company issued 15,000,000 shares of restricted common stock valued at $0.0012 per share or $18,000 based on fair market value of the Company’s stock on March 10, 2011 as repayment of a note payable of $6,000 principal and $1,203 accrued interest, and officer compensation of $6,052. The difference between the fair value of the stock and the liabilities settled of $4,745 was recognized as a loss on conversion of debt. See Note 4.

On April 15, 2011, the Company issued 1,000,000 shares of restricted common stock valued at $0.0012 per share or $1,200 based on the fair market value of the Company’s stock on April 15, 2011 for services.

On April 30, 2011, the Company issued 1,666,667 shares of restricted common stock valued at $0.0012 per share or $2,000 based on the fair market value of the Company’s stock on April 30, 2011 for services.

On April 30, 2011, the Company issued 48,750,000 shares of restricted common stock valued at $0.004 per share or $20,049 for cash consideration.

On June 13, 2011, the Company issued 250,000 shares of restricted common stock valued at $0.008 per share or $2,000 based on the fair market value of the Company’s stock on May 31, 2011 for services.

On June 13, 2011, the Company issued 1,416,667 shares of restricted common stock valued at $0.008 per share or $11,333 based on the fair market value of the Company’s stock on May 31, 2011 as a prepayment for services.

On June 30, 2011, the Company issued 869,565 shares of restricted common stock valued at $0.0023 per share or $2,000 based on the fair market value of the Company’s stock on June 30, 2011 for services.

On June 30, 2011, the Company issued 797,102 shares of restricted common stock valued at $0.0023 per share or $1,833 based on the fair market value of the Company’s stock on June 30, 2011 as a prepayment for services.

As of June 30, 2011, the Company has received $32,357 for the purchase of common stock and granted 30,000,000 shares of common stock for services valued at $64,800 that has not been issued as of June 30, 2011.

NOTE 8. INCOME TAX

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of June 30, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry forward	$249,591	$228,837
Non-deductible stock compensation	(91,383)	—
Financing fees	(6,440)	—
Allowance for stock receivable	(19,964)	—
Change in valuation allowance	(131,804)	(228,837)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2011	2010	Since Inception
Tax at statutory rate (35%)	$1,033,670	$901,867	$673,030
Valuation allowance	(1,033,670)	(901,867)	(673,030)
Net deferred tax asset	$—	$—	$—

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards of $2,953,344 start to expire in 2023.

The Company files income tax returns in the United States federal jurisdiction. The Company’s last tax return filed was for the year ended June 30, 2004. The Company will file its outstanding U.S. federal returns through June 30, 2011 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 9. SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company had the following stock transactions through September 28, 2011:

  Effective July 12, 2011, upon majority of votes by the Company’s stockholders, the authorized capital stock of the Company was increased to 1,840,000,000 shares, including 1,800,000,000 shares of common stock, each with a par value of $0.0001 per share. Additionally, the designated 40,000,000 shares of preferred stock were amended to be blank check, each with a par value of $0.0001.
  On August 8, 2011, the Company issued 220,000,000 shares of restricted common stock for five consulting agreements, each for a two year period valued at $505,000.
  On August 10, 2011, the Company issued 1,333,334 shares of restricted common stock valued at $0.0015 per share or $2,000 based on the fair market value of the Company’s stock on July 31, 2011 for services.
  On August 17, 2011, the Company issued 59,000,000 shares of restricted common stock for services valued at $74,800.
  On August 17, 2011, the Company issued 63,800,000 shares of restricted common stock for approximately $61,500 in cash.
  On September 14, 2011, the Company issued 1,333,334 shares of restricted common stock for services valued at $2,533.
  On September 22, 2011, the Company issued 41,000,000 shares of restricted common stock for services valued at $36,700.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Richard Shergold, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date within ninety (90) days prior to the filing of our June 30, 2011 Form 10-K.

Based upon that evaluation, our management has concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us that was required to be included in our periodic filings with the SEC.

Our Principal Executive Officer has concluded that our disclosure controls and procedures had the following material weaknesses:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2012, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term. Failure to obtain financing will prevent us from curing any of the above stated deficiencies. To reduce the risk of material misstatements we have increased our segregation of duties by engaging an accounting firm to perform our internal record keeping and external financial reporting function.

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

Our management, with the participation of its Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of June 30, 2011 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2011 identified the material weaknesses stated above.

We are in the process of developing and implementing remediation plans to address our material weaknesses. We have implemented or plan to implement the following changes:

•         We have engaged an accounting firm that specializes in smaller reporting companies to perform our internal bookkeeping and external financial reporting;

•         We have engaged a new securities legal counsel to perform consulting services and to review our filings for regulation compliance;

•         We plan to expand our current board of directors to include additional independent individuals willing to perform directorial functions; and

•         We plan to on increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2012, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term. Failure to obtain financing will prevent us from curing any of the above stated deficiencies. To reduce the risk of material misstatements we have increased our segregation of duties by engaging an accounting firm to perform our internal record keeping and external financial reporting function.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of June 30, 2011 and their present positions.

Name	Age	Position Held with the Company
Richard Shergold	48	President, Chief Executive Officer, Chief Development Officer, Interim Chief Financial Officer and Director
Lisa Yakiwchuk	43	Chief Operating Officer, Administrative Officer, Secretary and Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

Richard Shergold

On December 22, 2010, our board of directors appointed Richard Shergold to serve as Chief Executive Officer. He shall serve as our Chief Executive Officer until removed by our board of directors.

From 2003 until 2009, Mr. Shergold served as our CEO and Chairman. From September 2009 to the present, he has served as our President, Interim Chief Financial Officer, Chief Development Officer and Chairman. Since 2003, Mr. Shergold serves as the CEO and Director under Smart Kids International Holdings, the holding company for Smart Kids intellectual property.

Lisa Yakiwchuk

Ms. Yakiwchuk has been in the executive administration field for over 24 years. Ms. Yakiwchuk has served over 18 years in public provincial government administration. As a previous Supervisor of Administration, she oversaw 11 employees in the social services sector, working with child welfare, children with disabilities and foster homes.

On September 9, 2010, Ms. Yakiwchuk was appointed by the Board of Directors to serve as the Company’s Chief Operating Officer. Ms. Yakiwchuk also serves as the Company’s Secretary and director.

Family Relationships

Mr. Shergold and Ms. Yakiwchuk are cousins.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Mr. Richard Shergold, at the address appearing on the first page of this annual report.

Code of Ethics

As of June 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2011 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Shergold President, CEO and Director	—	—	—
Lisa Yakiwchuk Chief Operating Officer and Director	—	—	—

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Shergold, President, CEO and Director	2010 2011	56,000 41,465	- -	- -	- -	- -	- -	- -	56,000 41,465
Lisa Yakiwchuk, Chief Operating Officer, Administrative Officer, Secretary and Director	2010 2011	60,000 45,000	- -	- -	- -	- -	- -	- -	60,000 45,000
Joseph DiFrancesco Former Chief Executive Officer and Co-Chairman	2010 2011	- -	- -	- -	- -	- -	- -	- -	- -

Narrative Disclosure to the Summary Compensation Table

Richard Shergold

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

Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer incur any accrue unpaid officers’ salaries. On January 1, 2011, the Company’s Board of Directors re-instated the accrued salaries of Mr. Shergold at an annual salary of $60,000, payable in equal monthly installments in accordance with an amended employment agreement dated November 12, 2010. Mr. Shergold’s base salary will escalate to $120,000 per year when the business cash flow permits and with the approval of the Board of Directors. Pursuant to the amended employment agreement, the Company provides Mr. Shergold $500 a month to cover general operating expenses and to reimburse Mr. Shergold for other documented and itemized business expenses for all reasonable travel, entertainment and other expense in excess of the prior $500 consistent with expense reimbursement policies adopted by the Board of Directors of the Company. Additionally, Mr. Shergold shall be granted 10,000 preferred shares per month, under a Founder/Key Officer Stock Option Plan to be established by the Board. Such options shall vest at the rate of 120,000 shares per year on the anniversary date of employment. Preferred stock can be converted at $10 per share after holding it for a one year period. As of September 28, 2011, the Board of Directors has not reinstated the preferred stock provision of the amended employment agreement.

Lisa Yakiwchuk

Effective December 31, 2007, the Company entered into an employment agreement with Lisa Yakiwchuk, the Director of Operations, Administrative Officer and Secretary of the Company. She is to receive annual compensation of $120,000. The Company intends to accrue this amount along with the other payments required under the other employment agreements and the advisory agreement.

Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer incur any accrue unpaid officers’ salaries. On January 1, 2011, the Company’s Board of Directors re-instated the accrued salaries of Ms. Yakiwchuk at an annual salary of $60,000, payable in equal monthly installments in accordance with an amended employment agreement dated November 12, 2010. Ms. Yakiwchuk’s base salary will escalate to $120,000 per year when the business cash flow permits and with the approval of the Board of Directors. Pursuant to the amended employment agreement, the Company provides Ms. Yakiwchuk $500 a month to cover general operating expenses and to reimburse Ms. Yakiwchuk for other documented and itemized business expenses for all reasonable travel, entertainment and other expense in excess of the prior $500 consistent with expense reimbursement policies adopted by the Board of Directors of the Company. Additionally, Ms. Yakiwchuk shall be granted 5,000 preferred shares per month, under a Founder/Key Officer Stock Option Plan to be established by the Board. Such options shall vest at the rate of 60,000 shares per year on the anniversary date of employment. Preferred stock can be converted at $10 per share after holding it for a one year period. As of September 28, 2011, the Board of Directors has not reinstated the preferred stock provision of the amended employment agreement.

On June 25, 2010, the Company issued 92,829,209 restricted common stock in exchange for the outstanding and accrued officers’ salaries and licensing fees as of December 31, 2009 in the amount $816,894 at a per share price of $0.0009. Effective January 1, 2010, the Company’s Board of Directors passed a resolution for the Company to no longer accrue any officers’ salaries, and license fees until further notice. On January 1, 2011, our Board of Directors reinstated the salaries of our remaining two officers’ salaries at a lower rate.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Shergold, President, CEO and Director	-	-	-	-	-	-	-	-	-
Lisa Yakiwchuk, Chief Operating Officer, Administrative Officer, Secretary and Director	-	-	-	-	-	-	-	-	-
Joseph DiFrancesco Former Chief Executive Officer and Co-Chairman	-	-	-	-	-	-	-	-	-

Compensation of Directors

None.

Stock Option Plans

We did not have a stock option plan in place as of June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of September 28, 2011 by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 925,169,172 shares of Common Stock issued and outstanding as of September 28, 2011.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Richard Shergold	Common Stock	156,949,209	17%
Lisa Yakiwchuk	Common Stock	26,880,000	3%
DIRECTORS AND OFFICERS – TOTAL		183,829,209	20%

5% SHAREHOLDERS
Interactive Business Alliance	Common Stock	80,000,000	9%
Marcel Scherger	Common Stock	66,500,000	7%
Premiere Consulting Group	Common Stock	60,000,000	6%
Wakabayashi	Common Stock	88,235,294	10%
5% SHAREHOLDERS – TOTAL		294,735,294	32%
BENEFICIAL OWNERS – TOTAL		478,564,503	52%

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On December 15, 2010 the Company effectively terminated the License Agreement with 3DFV by mutual agreement between the parties. Shares issued in accordance with the License Agreement were returned and all obligations under the License Agreement have ceased. Effective December 22, 2010, Joseph DiFrancesco resigned from all positions as an officer of the Company and a member of the Board of Directors. At the time of termination the Company had issued to 3DFV 100,000,000 shares of restricted common stock and paid $4,078 of the one-time fee, and paid $24,257 as a sub-licensing fee. The stock was returned and cancelled on December 23, 2010 and the unpaid portion of the one-time fee liability removed. The stock was returned and cancelled on December 23, 2010 and the unpaid portion reported on the Company’s Statement of Operations as a reduction in licensing fees due to the termination of the license agreement.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the years ending June 30, 2011 and 2010 were $8,250 and $65,967 respectively, for professional services rendered by our prior principal accountant Conner & Associates, PC, for the audit of our annual financial statements and reviews of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

The aggregate fees billed for the year ending June 30, 2011 were $8,000, for professional services rendered by our current principal accountant, De Joya Griffith & Company, LLC, for the reviews of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

For the years ending June 30, 2011 and 2010, we did not incur any additional audit-related fees, as defined by the Securities and Exchange Commission, for assurance and related services by our current or prior principal accountants that were not included in our usual audit fees.

Tax Fees:

For the years ending June 30, 2011 and 2010, we did not incur any tax fees for professional services rendered by our current or prior principal accountants for tax compliance, tax advice, or tax planning.

All Other Fees

No other fees, as defined by the Securities and Exchange Commission, were paid for the years ended June 30, 2011 and 2010 for products or services provided by our current or prior principal accountants that were not included in our usual audit fees.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Kids Group, Inc.

By:	/s/ Richard Shergold
Richard Shergold President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

September 28, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Richard Shergold
Richard Shergold Director

September 28, 2011

By:	/s/ Lisa Yakiwchuk
Lisa Yakiwchuk Director

September 28, 2011

