Form 10-Q
period 2011-09-30
Smart Kids Group Inc.
filed 2011-11-14
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

(780) 222-6257
(Registrant’s telephone number)
___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [ ]

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,400,517 as of November 14, 2011.

EXPLANATORY NOTE

This filing contains restated financial statements of Smart Kids Group, Inc. for the three months ended September 30, 2010. Prior to the issuance of the original filing in Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report on Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit June 30, 2010 and audit June 30, 2011. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting. All Notes to the Financial Statements have been updated to reflect the restatement of the September 30, 2010 financial statements.

As a result of the change in control over financial reporting mentioned above, the Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, and Statement of Cash Flows for the three months ended September 30, 2010. Accordingly, the unaudited condensed consolidated financial statements for the three months ended September 30, 2010 have been restated as disclosed.

The following errors were found as of September 30, 2010:

  Software development costs of $406,612 and previously capitalized did not meet the capitalization criteria of FASB ASC 350-40 “Internal use Software”;
  Cash was overstated by $9 due to foreign currency translation;
  A 40% investment in Smart Kids Productions Inc., a Canadian company, of $99 was not recognized;
  Deferred financing fees of $15,000 were not recognized;
  Accounts payable and accrued expenses were overstated by $48,563 primarily due to the payment of accounts payable by a shareholder;
  Note payable of $5,849 was not recognized;
  Due to related parties was understated by $42,292 related to accrued officer compensation;
  Additional paid-in capital was overstated by $22,411;
  Common stock payable of $20,000 was not recognized;
  Common stock receivable of $73,150 was not recognized for the Equity Drawdown Agreement;
  Accumulated deficit during the development stage was understated by $315,541;
  Operating expenses was overstated by $15,291. This was due to the increase in salaries and wages of $1,037, legal and professional fees of $29,606 and reclassification of sub-licensing expense of $273,008, offset by a decrease in general and administrative expenses of $318,942;
  Finance and interest expense was understated by $15,600;
  Depreciation expense of $57 should have been reported as an operating expense;
  Net loss was understated by $252 as a result of that mentioned above.

The effects on our previously issued September 30, 2010 financial statements are as follows:

2

Balance Sheet

	September 30, 2010		September 30, 2010
	As filed	Adjustments	Restated
ASSETS
Cash	$419	$(9)	$410
Prepaid expenses	1,500	—	1,500
Fixed assets	510	—	510
Investment in unconsolidated investee	—	99	99
Deferred financing fee	—	15,000	15,000
Software development costs	406,612	(406,612)	—
Total assets	$409,041	$(391,522)	$17,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$153,691	$(48,562)	$105,129
Note payable	—	5,849	5,849
Due to related parties	738,566	42,293	780,859
Total liabilities	892,257	(420)	891,837
Common stock	355	—	355
Additional paid-in-capital	2,132,221	(22,411)	2,109,810
Stock payable	—	20,000	20,000
Stock receivable	—	(73,150)	(73,150)
Accumulated deficit during the development stage	(2,615,792)	(315,541)	(2,931,333)
Total stockholders’ deficit	(483,216)	(391,102)	(874,318)
Total liabilities and stockholders’ deficit	$409,041	$(391,522)	$17,519

Statement of Operations

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2010
	As Filed	Adjustments	Restated
Cost of goods sold	$—	$—	$—
Salaries and wages		1,037	1,037
Legal and professional fees	26,706	29,606	56,312
General and administrative expenses	324,756	(318,942)	5,814
Sub-licensing expense		273,008	273,008
Total operating expense	351,462	(15,291)	336,171
Loss before other expenses	(351,462)	15,291	(336,171)
Finance and interest expense	(2,800)	(15,600)	(18,400)
Depreciation	(57)	57	—
Total other expense	(2,857)	(15,543)	(18,400)
Net loss	$(354,319)	$(252)	$(354,571)

3

Statement of Cash Flows

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2010
	As Filed	Adjustments	Restated
Net loss	$(354,319)	$(252)	$(354,571)
Issuance of common stock- services	54,950	(32,087)	22,863
Issuance of common stock- equity drawdown	1,000	(1,000)	—
Issuance of common stock- financing fees	2,800	15,600	18,400
Issuance of common stock- sub-licensing fee	10,000	—	10,000
Depreciation and amortization	57	—	57
Prepaid expenses	(1,500)	—	(1,500)
Accounts payable and accrued expenses	(21,489)	16,539	(4,950)
Due to related parties	263,008	—	263,008
Net cash used in operating activities	(45,493)	(1,200)	(46,693)

Proceeds from the issuance of stock	45,800	1,200	47,000
Net cash provided by financing activities	$45,800	$1,200	$47,000

Non-cash investing and financing activities:
Stock issued for equity drawdown agreement	$—	$9,500	$9,500

4

5

PART I - FINANCIAL INFORMATION

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,739	$4,595
Prepaids	511,944	11,750
Total current assets	513,683	16,345
Fixed assets
Equipment, net of accumulated depreciation of $851 and $737, respectively	283	340
Investment in unconsolidated investee	—	99
Other assets
Software development costs, net of accumulated amortization of $2,063 and $1,375, respectively	3,438	4,125
Total assets	$517,404	$20,909
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$259,982	$213,639
Accrued expenses – related parties	600,906	572,206
Total current liabilities	860,888	785,845
Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 9,251,692 and 5,387,025, respectively	925	538
Additional paid-in capital	3,119,224	2,427,248
Common stock payable	17,746	97,157
Accumulated deficit during the development stage	(3,481,379)	(3,289,879)
Total stockholders' deficit	(342,484)	(764,936)
Total liabilities and stockholders' deficit	$517,404	$20,909

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			From inception
	For the three months ended		(February 11, 2003)
		September 30,	to
	September 30,	2010	September 30,
	2011	(Restated)	2011
Revenues	$—	$—	$—

Cost of goods sold	—	—	—
Gross loss	—	—	—

Operating expenses
Salaries and wages	32,506	1,037	1,390,460
Legal and professional fees	115,403	56,312	1,179,892
General and administrative expenses	11,921	5,814	161,013
Sub-licensing expense	15,000	273,008	345,137
Allowance on stock receivable	—	—	57,040
Impairment of equity investment	10,304	—	10,304
Total operating expenses	185,134	336,171	3,143,846

Loss before other expenses and income taxes	(185,134)	(336,171)	(3,143,846)

Other expense
Finance and interest expense	(6,366)	(18,400)	(332,788)
Loss on conversion of debt	—	—	(4,745)
Total other expense	(6,366)	(18,400)	(337,533)

Net loss	$(191,500)	$(354,571)	$(3,481,379)

Net loss per common share – basic	$(0.03)	$(0.13)

Weighted average number of common shares outstanding – basic	7,287,083	2,626,822

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010 (Restated)	From Inception (February 11, 2003) to September 30, 2011
Cash flows from operating activities:
Net loss	$(191,500)	$(354,571)	$(3,481,379)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock- services	63,839	22,863	374,934
Issuance of common stock- sub-licensing fee	—	10,000	—
Issuance of common stock- financing fees	—	18,400	286,900
Loss on conversion of AP, accrued expenses and note payable	—	—	4,745
Allowance on stock receivable	—	—	57,040
Depreciation and amortization	744	57	11,488
Deferred financing fee	—	—	15,000
Impairment of equity investments	10,304	—	10,304
Changes in current assets and liabilities:
Organizational costs	—	—	(8,575)
Prepaid expense	—	(1,500)	—
Accounts payable and accrued expenses	46,343	(4,951)	516,354
Accrued expenses – related parties	28,700	263,009	1,423,855
Net cash used in operating activities	(41,570)	(46,693)	(789,334)

Cash flows from investing activities:
Investment in unconsolidated investee	(10,205)	—	(10,304)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	(10,205)	—	(11,438)

Cash flows from financing activities:
Proceeds from the issuance of stock	48,919	47,000	756,642
Proceeds from equity draw down agreement	—	—	45,020
Proceeds from note payable	—	—	5,849
Payment on deferred financing fees	—	—	(5,000)
Net cash provided by financing activities	48,919	47,000	802,511

Increase in cash	(2,856)	307	1,739
Cash, beginning of period	4,595	103	—
Cash, end of period	$1,739	$410	$1,739

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(Continued)

	Three months ended September 30, 2011	Three months ended September 30, 2010 (Restated)	From Inception (February 11, 2003) to September 30, 2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Stock issued for prepaid expense	$558,000	$—	$569,750
Stock issued for equity draw down	$—	$9,500	$109,060
Stock issued for software development	$—	$—	$5,500
Stock issued for accounts payable, accrued expense, and note payable	$—	$—	$855,172
Payment of accounts payable by shareholder	$—	$—	$240,000

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company”) was formed on February 11, 2003 (date of inception) under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of September 30, 2011, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through September 30, 2011, the Company did not realize any revenues and has not commenced its principal operations.

On April 23, 2010, the Company created Smart Kids Productions Inc., a Canadian corporation, incorporated on May 4, 2009, of which the Company has a 40% interest ownership.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

The reporting currency of the Company is the U.S. dollar.  The Company has one bank account located in Canada and as a result, has re-measured the account from Canadian dollars to U.S. dollars.  The resulting translation adjustment has been recorded as an operating expense.

As used in these notes to the condensed financial statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Smart Kids Group, Inc.  These condensed financial statements include all accounts of the Company. Significant accounting policies disclosed therein have not changed except as noted below.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $191,500 and $354,571 for the three months ended September 30, 2011 and 2010, respectively, accumulated deficit of $3,481,379 and a working capital deficiency of $347,205 at September 30, 2011.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Management believes that additional capital will be required to fund operations through September 30, 2012 and beyond, as it attempts to generate revenues, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and June 30, 2011 the Company had no cash equivalents.

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

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2011, the Company capitalized software of $3,438, net of accumulated amortization of $2,063 in internal software development costs.

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 2. CORRECTION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

The financial statements for the three months ended September 30, 2010 have been restated for the following matters. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized cost of goods sold of $475,558 reported in the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sublicensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

As a result of the change in control over financial reporting mentioned above, the Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, and Statement of Cash Flows for the three months ended September 30, 2010.

Accordingly, the unaudited condensed consolidated financial statements for the three months ended September 30, 2010 have been restated as disclosed.

The following errors were found as of September 30, 2010:

  Software development costs of $406,612 and previously capitalized did not meet the capitalization criteria of FASB ASC 350-40 “Internal use Software”;
  Cash was overstated by $9 due to foreign currency translation;
  A 40% investment in Smart Kids Productions Inc., a Canadian company, of $99 was not recognized;
  Deferred financing fees of $15,000 were not recognized;
  Accounts payable and accrued expenses were overstated by $48,562 primarily due to the payment of accounts payable by a shareholder;
  Note payable of $5,849 was not recognized;
  Due to related parties was understated by $42,293 related to accrued officer compensation;
  Additional paid-in capital was overstated by $22,411;
  Common stock payable of $20,000 was not recognized;
  Common stock receivable of $73,150 was not recognized for the Equity Drawdown Agreement;
  Accumulated deficit during the development stage was understated by $315,541;
  Operating expenses was overstated by $15,291. This was due to the increase in salaries and wages of $1,037, legal and professional fees of $29,606 and reclassification of sub-licensing expense of $273,008, offset by a decrease in general and administrative expenses of $318,942;
  Finance and interest expense was understated by $15,600;
  Depreciation expense of $57 should have been reported as an operating expense;
  Net loss was understated by $252 as a result of that mentioned above.
F-8

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

The effects on our previously issued September 30, 2010 financial statements are as follows:

Balance Sheet

	September 30, 2010		September 30, 2010
	As filed	Adjustments	Restated
ASSETS
Cash	$419	$(9)	$410
Prepaid expenses	1,500	—	1,500
Fixed assets	510	—	510
Investment in unconsolidated investee	—	99	99
Deferred financing fee	—	15,000	15,000
Software development costs	406,612	(406,612)	—
Total assets	$409,041	$(391,522)	$17,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$153,691	$(48,562)	$105,129
Note payable	—	5,849	5,849
Due to related parties	738,566	42,293	780,859
Total liabilities	892,257	(420)	891,837
Common stock	355	—	355
Additional paid-in-capital	2,132,221	(22,411)	2,109,810
Stock payable	—	20,000	20,000
Stock receivable	—	(73,150)	(73,150)
Accumulated deficit during the development stage	(2,615,792)	(315,541)	(2,931,333)
Total stockholders’ deficit	(483,216)	(391,102)	(874,318)
Total liabilities and stockholders’ deficit	$409,041	$(391,522)	$17,519

Statement of Operations

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2010
	As Filed	Adjustments	Restated
Cost of goods sold	$—	$—	$—
Salaries and wages		1,037	1,037
Legal and professional fees	26,706	29,606	56,312
General and administrative expenses	324,756	(318,942)	5,814
Sub-licensing expense		273,008	273,008
Total operating expense	351,462	(15,291)	336,171
Loss before other expenses	(351,462)	15,291	(336,171)
Finance and interest expense	(2,800)	(15,600)	(18,400)
Depreciation	(57)	57	—
Total other expense	(2,857)	(15,543)	(18,400)
Net loss	$(354,319)	$(252)	$(354,571)

Statement of Cash Flows

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2010
	As Filed	Adjustments	Restated
Net loss	$(354,319)	$(252)	$(354,571)
Issuance of common stock- services	54,950	(32,087)	22,863
Issuance of common stock- equity drawdown	1,000	(1,000)	—
Issuance of common stock- financing fees	2,800	15,600	18,400
Issuance of common stock- sub-licensing fee	10,000	—	10,000
Depreciation and amortization	57	—	57
Prepaid expenses	(1,500)	—	(1,500)
Accounts payable and accrued expenses	(21,489)	16,539	(4,950)
Due to related parties	263,008	—	263,008
Net cash used in operating activities	(45,493)	(1,200)	(46,693)

Proceeds from the issuance of stock	45,800	1,200	47,000
Net cash provided by financing activities	$45,800	$1,200	$47,000

Non-cash investing and financing activities:
Stock issued for equity drawdown agreement	$—	$9,500	$9,500

NOTE 3. PREPAID EXPENSE

As of September 30, 2011 and June 30, 2011, the Company had prepaid expenses of $511,944 and $11,750. For the three months ended September 30, 2011, prepaid expense of $558,000 was paid through the issuance of the Company’s common stock of which $57,806 has been expensed.

NOTE 4. UNCONSOLIDATED INVESTEE

In August 2011, the Company paid $10,205 to its unconsolidated investee, Smart Kids Productions, (“SK Productions”) as an investment. The Company has an agreement with SK Productions for the re-packaging of the Company’s intellectual property relating to Be Alert Bert®. As of September 30, 2011, the Company determined that its investment in SK Productions should be fully impaired due to Production’s continued net loss, and recognized an impairment of unconsolidated investees of the $10,205 invested in August, and the initial investment of $99 in May 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

Accrued expenses – related parties

	September 30, 2011	June 30, 2011

Unpaid officer compensation	$562,723	$549,023
Sub-license expense	38,183	23,183
Total accrued expenses – related parties	$600,906	$572,206

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

As of September 30, 2011 and June 30, 2011, the Company incurred amounts due to related parties of $600,906 and $572,206. The liability consists of payments due under employment agreements of $562,723 to our Chief Executive Officer and Chief Operating Officer and sub-licensing fees of $38,183 for the intellectual property with Smart Kids International Holdings, Inc., (“SKIH”). As of September 30, 2011 and June 30, 2011, $475,558 of unpaid officer compensation is due to the former Chief Executive Officer, Paul Andrew Ruppanner who was terminated pursuant to Section 1.7 (c)(4) of his employment agreement dated August 1, 2005 (Exhibit 10-4) as filed in an Form 8-K dated April 27, 2010. The remaining $87,165 as of September 30, 2011, is due to our Chief Operating Officer. All accrued expenses – related parties have been expensed in the Statement of Operations in the period incurred.

NOTE 6. STOCKHOLDERS’ EQUITY

The authorized common stock of the Company consists of 1,800,000,000 shares of common stock with par value of $0.0001 and 40,000,000 shares of preferred stock. As of September 30, 2011 and June 30, 2010 the Company had 9,251,692 and 5,387,025 common stock and zero preferred stock outstanding.

In October 2011, upon majority of votes by the Company’s stockholders, the Company affected a 100 to 1 reverse stock split of its outstanding common stock. All share amounts have been retroactively restated to reflect this reverse split.

On August 8, 2011, the Company issued 600,000 (post split) shares of restricted common stock valued at $0.22 (post split) per share or $132,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 13, 2011, the agreement date.

On August 8, 2011, the Company issued 300,000 (post split) shares of restricted common stock valued at $0.22 (post split) per share or $66,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 25, 2011, the agreement date.

On August 8, 2011, the Company issued 350,000 (post split) shares of restricted common stock valued at $0.25 (post split) per share or $87,500 as a prepayment of consulting services. The shares were valued at the fair market value on July 20, 2011, the agreement date.

On August 8, 2011, the Company issued 600,000 (post split) shares of restricted common stock valued at $0.25 (post split) per share or $150,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 19, 2011, the agreement date. In accordance with the consulting agreement, an additional 60,000,000 shares are due contingent upon the Company’s stock value exceeding a minimum of $0.03 per share for 20 consecutive days.

On August 8, 2011, the Company issued 50,000 (post split) shares of restricted common stock valued at $0.23 (post split) per share or $11,500 as a prepayment of consulting services. The shares were valued at the fair market value on July 8, 2011, the agreement date.

On August 8, 2011, the Company issued 300,000 (post split) shares of restricted common stock valued at $0.19 (post split) per share or $57,000 as a prepayment of consulting services. The shares were valued at the fair market value on September 1, 2011, the agreement date.

On August 10, 2011, the Company issued 13,334 (post split) shares of restricted common stock valued at $0.15 (post split) per share or $2,000 for consulting services. The shares were valued at the fair market value on July 30, 2011 per the terms of the agreement.

On August 17, 2011, the Company issued 540,000 (post split) shares of restricted common stock valued at $0.12 (post split) per share or $64,800 for consulting services. The shares were valued at the fair market value on April 28, 2011, the agreement date.

On August 17, 2011, the Company issued 125,000 (post split) shares of restricted common stock for cash consideration of $0.04 (post split) per share or $5,283.

On August 17, 2011, the Company issued 25,000 (post split) shares of restricted common stock valued at $0.20 (post split) per share or $5,000 as a prepayment of consulting services. The shares were valued at the fair market value on August 17, 2011, the grant date.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

On August 17, 2011, the Company issued 25,000 (post split) shares of restricted common stock valued at $0.20 (post split) per share or $5,000 as a prepayment of consulting services. The shares were valued at the fair market value on August 17, 2011, the grant date.

On August 17, 2011, the Company issued 513,000 (post split) shares of restricted common stock for cash consideration of approximately $0.11 (post split) per share or $58,246.

On September 14, 2011, the Company issued 13,334 (post split) shares of restricted common stock valued at $0.19 (post split) per share or $2,533 for consulting services. The shares were valued at the fair market value on August 31, 2011, per the terms of the agreement.

On September 22, 2011, the Company issued 400,000 (post split) shares of restricted common stock valued at $0.11 (post split) per share or $44,000 as a prepayment of consulting services. The shares were valued at the fair market value on August 19, 2011, the agreement date.

On September 22, 2011, the Company issued 10,000 (post split) shares of restricted common stock valued at $0.15 (post split) per share or $1,500 for services. The shares were valued at the fair market value on September 21, 2011, the agreement date.

As of September 30, 2011, the Company received cash consideration of $17,746 for the purchase of restricted common stock. The shares have not been issued as of September 30, 2011.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company had the following stock transactions:

  In October 2011, upon majority of votes by the Company’s stockholders, the Company affected a 100 to 1 reverse stock split of its outstanding common stock.
  On October 25, 2011, the Company issued 380,000 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $38,000 as payment of outstanding sub-licensing fees. The shares were valued at the fair market value on October 25, 2011, the grant date.
  On October 25, 2011, the Company issued 300,000 (post split) shares of restricted common stock for cash consideration of $30,000 or $0.10 per share.
  On October 25, 2011, the Company issued 468,825 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $46,883 as payment of outstanding accounts payables. The shares were valued at the fair market value on October 25, 2011, the grant date.

On October 11, 2011, the board of directors appointed Mr. Marcel Scherger to act as a member of our board of directors as filed in a Form 8-K on October 12, 2011.

On October 17, 2011, the Company, entered into a merger transaction with Paragon GPS Inc., a Delaware corporation (“Paragon”), pursuant to an Agreement and Plan of Merger, by and among the Company, SKGI Acquisition Corp., a Nevada corporation, incorporated on October 14, 2011 and a wholly-owned subsidiary of the Company, and Paragon as filed in a Form 8-K on October 18, 2011, and amended on October 26, 2011.

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

We have also launched a community-oriented Smart Kids Travel Company, our website is smartkidsgroup.com. This will be a full service travel agency capable of fulfilling vacation and business needs. It will also focus on the travel needs of the members of the Smart Kids Community. Smart Kids Travel is managed by Gary Javorsky, a seasoned travel agency owner, with over 20 years experience selling travel products and services. Through the Smart Kids Travel Website, customers will be able to research destinations, attractions, accommodations and so much more, with departures from across Canada and the United States to any destination around the world. Customers will be able to compare prices from the most popular travel suppliers and contact the Smart Kids Travel Agency to make reservations with the assistance of a personal travel consultant who will make sure that the customer gets exactly what is wanted at the very best price available. In the near future, Smart Kids Travel will post specials oriented towards kids and great family vacations that will give both children and their family’s memorable experiences that will last a lifetime.

This filing contains restated financial statements of Smart Kids Group, Inc. as of and for the three months ended September 30, 2010. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of June 30, 2010 and audit the financial statements as of June 30, 2011. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

As a result of the change in control over financial reporting mentioned above, the Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, Stockholders’ Deficit, and Statement of Cash Flow as of and for the three months ended September 30, 2010. Accordingly, the unaudited condensed consolidated financial statements for the three months ended September 30, 2010 have been restated as disclosed.

Results of Operations

Revenues. We had no revenues from our inception on February 11, 2003 to September 30, 2011.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses. Our operating expenses include licensing expenses, salaries and wages, general and administrative expenses, legal and professional fees. For the three months ended September 30, 2011, we incurred an operating loss of $185,134 compared to an operating loss of $336,171 for the three months ended September 30, 2010, a change of 45%. This was primarily due to a decrease in sub-licensing expense of $258,008 due to the signing of a then active sub-licensing agreement with 3DFV in September 2010. The agreement and sub-licensing fee was cancelled in December 2010. This was offset by an increase in salaries and wages of $31,469 due to the reinstatement of salaries in January 2010, legal and professional fees of $59,091 due to an increase primarily in accounting and consulting fees, an increase in general and administrative expenses of $6,107, and the impairment of equity investments of $10,304 as of September 30, 2011.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss. We had a net loss of $191,500 for the three months ended September 30, 2011 compared to a net loss of $354,571 for the three months ended September 30, 2010. The decrease of $163,071 was primarily due to the decrease in operating expenses stated above, and a decrease of $12,034 for finance and interest expenses due to less stock being issued to past investors.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $513,683 and total assets in the amount of $517,404. Our total current liabilities as of September 30, 2011 were $860,888.  We had an accumulated deficit of $3,481,379 and a working capital deficit of $347,205 as of September 30, 2011.

Cash used in operating activities decreased to $41,570 for the three months ended September 30, 2011 compared to $46,693 for the three months ended September 30, 2010 as a result of a decrease in stock issued for financing and sub-licensing fees and due to related parties, offset by an increase due to an impairment of unconsolidated investee, prepaid expenses and accounts payables.

Cash used in investing activities increased to $10,205 for the three months ended September 30, 2011 compared to no cash used in investing activities for the three months ended September 30, 2010. The increase was due to the investment in unconsolidated investee of $10,205.

Cash flows provided by financing activities during the three months ended September 30, 2011 of $48,919 compared to $47,000 for the three months ended September 30, 2010, consisted of proceeds from the issuance of common stock that stayed relatively the same.

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

Going Concern

At September 30, 2011, we had $1,739 cash on-hand and an accumulated deficit of $3,481,379, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2011. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through September 30, 2011, the Company has not realized any revenue.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective:

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

None.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2011, the Company issued 600,000 (post split) shares of restricted common stock valued at $0.22 (post split) per share or $132,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 13, 2011, the agreement date.

On August 8, 2011, the Company issued 300,000 (post split) shares of restricted common stock valued at $0.22 (post split) per share or $66,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 25, 2011, the agreement date.

On August 8, 2011, the Company issued 350,000 (post split) shares of restricted common stock valued at $0.25 (post split) per share or $87,500 as a prepayment of consulting services. The shares were valued at the fair market value on July 20, 2011, the agreement date.

On August 8, 2011, the Company issued 600,000 (post split) shares of restricted common stock valued at $0.25 (post split) per share or $150,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 19, 2011, the agreement date.

On August 8, 2011, the Company issued 50,000 (post split) shares of restricted common stock valued at $0.23 (post split) per share or $11,500 as a prepayment of consulting services. The shares were valued at the fair market value on July 8, 2011, the agreement date.

On August 8, 2011, the Company issued 300,000 (post split) shares of restricted common stock valued at $0.19 (post split) per share or $57,000 as a prepayment of consulting services. The shares were valued at the fair market value on September 1, 2011, the agreement date.

On August 10, 2011, the Company issued 13,333 (post split) shares of restricted common stock valued at $0.15 (post split) per share or $2,000 for consulting services. The shares were valued at the fair market value on July 30, 2011, per the terms of the agreement.

On August 17, 2011, the Company issued 540,000 (post split) shares of restricted common stock valued at $0.12 (post split) per share or $64,800 for consulting services. The shares were valued at the fair market value on April 28, 2011, the agreement date.

On August 17, 2011, the Company issued 125,000 (post split) shares of restricted common stock for cash consideration of $0.04 (post split) per share or $5,283.

On August 17, 2011, the Company issued 25,000 (post split) shares of restricted common stock valued at $0.20 (post split) per share or $5,000 as a prepayment of consulting services. The shares were valued at the fair market value on August 17, 2011, the grant date.

On August 17, 2011, the Company issued 25,000 (post split) shares of restricted common stock valued at $0.20 (post split) per share or $5,000 as a prepayment of consulting services. The shares were valued at the fair market value on August 17, 2011, the grant date.

On August 17, 2011, the Company issued 513,000 (post split) shares of restricted common stock for cash consideration of approximately $0.11 (post split) per share or $58,246.

On September 14, 2011, the Company issued 13,334 (post split) shares of restricted common stock valued at $0.19 (post split) per share or $2,533 for consulting services. The shares were valued at the fair market value on August 31, 2011, per the terms of the agreement.

On September 22, 2011, the Company issued 400,000 (post split) shares of restricted common stock valued at $0.11 (post split) per share or $44,000 as a prepayment of consulting services. The shares were valued at the fair market value on August 19, 2011, the agreement date.

On September 22, 2011, the Company issued 10,000 (post split) shares of restricted common stock valued at $0.15 (post split) per share or $1,500 for services. The shares were valued at the fair market value on September 21, 2011, the agreement date.

On October 25, 2011, the Company issued 380,000 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $38,000 as payment of outstanding sub-licensing fees. The shares were valued at the fair market value on October 25, 2011, the grant date.

On October 25, 2011, the Company issued 300,000 (post split) shares of restricted common stock for cash consideration of $30,000 or $0.10 per share.

On October 25, 2011, the Company issued 468,825 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $46,883 as payment of outstanding accounts payables The shares were valued at the fair market value on October 25, 2011, the grant date.

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
11

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Kids Group, Inc.

Date:	November 14, 2011

By: /s/ Richard Shergold Richard Shergold Title: Chief Executive Officer and Director

