Form 10-Q
period 2011-12-31
Smart Kids Group Inc.
filed 2012-02-14
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

(780) 222-6257
(Registrant’s telephone number, including area code)
Suite 234, 9768-170 St. Edmonton, AB Canada
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,525,045 as of February 14, 2012.

2

PART I - FINANCIAL INFORMATION

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$538	$4,595
Prepaids	382,653	11,750
Total current assets	383,191	16,345
Fixed assets
Equipment, net of accumulated depreciation of $907 and $737, respectively	227	340
Investment in unconsolidated investee	—	99
Other assets
Software development costs, net of accumulated amortization of $2,750 and $1,375, respectively	2,750	4,125
Total assets	$386,168	$20,909
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$181,377	$213,639
Accrued expenses – related parties	572,706	572,206
Total current liabilities	754,083	785,845

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 10,547,545 and 5,387,025, respectively	1,055	538
Additional paid-in capital	3,262,447	2,427,248
Common stock payable	81,643	97,157
Accumulated deficit during the development stage	(3,713,060)	(3,289,879)
Total stockholders' deficit	(367,915)	(764,936)
Total liabilities and stockholders' deficit	$386,168	$20,909

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended		From inception
	December 31,		December 31,		(February 11, 2003)
	2011	2010 (Restated)	2011	2010 (Restated)	to December 31 2011
Operating expenses
Salaries and wages	$39,301	$25,406	$71,807	$25,406	$1,429,761
Legal and professional fees	161,347	27,160	276,750	53,866	1,341,239
General and administrative expense	12,209	4,654	24,130	36,459	173,222
Sub-licensing expense	15,000	(258,930)	30,000	4,078	360,137
Allowance on stock receivable	—	57,040	—	57,040	57,040
Impairment of equity investment	2,969	—	13,273	—	13,273
Total operating expenses	230,826	(144,670)	415,960	176,849	3,374,672
(Loss) income before other expenses	(230,826)	144,670	(415,960)	(176,849)	(3,374,672)
Other expenses
Finance and interest expense	(855)	(7,413)	(7,221)	(40,213)	(333,643)
Loss on conversion of debt	—	—	—	—	(4,745)
Total other expenses	(855)	(7,413)	(7,221)	(40,213)	(338,388)
Net (loss) income	$(231,681)	$137,257	$(423,181)	$(217,062)	$(3,713,060)
Net (loss) income per common share- basic	$(0.02)	$0.05	$(0.05)	$(0.09)
Net (loss) income per common share- dilutive	$(0.02)	$0.05	$(0.05)	$(0.09)
Weighted average number of common shares outstanding- basic	10,150,227	2,725,181	8,708,873	2,551,002
Weighted average number of common shares outstanding- dilutive	10,150,227	2,750,181	8,708,873	2,551,002

The accompanying notes are an integral part of these condensed financial statements.

  SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended		From inception
	December 31,		(February 11, 2003)
		2010	to December 31,
	2011	(Restated)	2011
Cash flows from operating activities:
Net loss	$(423,181)	$(217,062)	$(3,713,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock- services	193,130	22,863	504,225
Issuance of common stock- financing fees	—	18,400	286,900
Loss on conversion of AP, accrued expenses and note payable	—	—	4,745
Allowance on stock receivable	—	57,040	57,040
Depreciation and amortization	1,488	113	12,232
Deferred financing fee	—	15,000	15,000
Impairment of equity investment	13,273	—	13,273
Changes in current assets and liabilities:
Organizational costs	—	—	(8,575)
Accrued payable and accrued expenses	28,685	(9,569)	498,696
Accrued expenses- related parties	53,500	20,465	1,448,655
Net cash used in operating activities	(133,105)	(92,750)	(880,869)

Cash flows from investing activities:
Investment in unconsolidated investee	(13,174)	—	(13,273)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	(13,174)	—	(14,407)

Cash flows from financing activities:
Proceeds from the issuance of stock	142,222	58,763	849,945
Proceeds from equity draw down agreement	—	33,968	45,020
Proceeds from note payable	—	—	5,849
Payment on deferred financing fees	—	—	(5,000)
Net cash provided by financing activities	142,222	92,731	895,814

(Decrease) increase in cash	(4,057)	(19)	538
Cash, beginning of period	4,595	105	—
Cash, end of period	$538	$86	$538

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six months ended		From inception
	December 31,		(February 11, 2003)
	2011	2010 (Restated)	to December 31, 2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for prepaid expenses	$382,653	$—	$394,403
Stock issued for equity draw down	$—	$9,500	$63,650
Stock issued for software development	$—	$—	$5,500
Stock issued for accounts payable, accrued expenses, and note payable	$113,947	$—	$969,119
Payment of accounts payable by shareholder	$—	$—	$240,000

The accompanying notes are an integral part of these condensed financial statements.

 NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company”) was formed on February 11, 2003 (date of inception) under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of December 31, 2011, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through December 31, 2011, the Company did not realize any revenues and has not commenced its principal operations.

On April 23, 2010, the Company purchased ownership in Smart Kids Productions Inc., a Canadian corporation, incorporated on May 4, 2009, of which the Company has a 40% interest ownership. The corporation has no assets or liabilities.

On October 14, 2011, the Company created SKGI Acquisition Corp., a Nevada corporation, a wholly-owned subsidiary of the Company. This subsidiary has been dormant as of December 31, 2011. The subsidiary has no assets or liabilities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

The reporting currency of the Company is the U.S. dollar.  The Company has one bank account located in Canada and as a result, has re-measured the account from Canadian dollars to U.S. dollars.  The resulting translation adjustment has been recorded as an operating expense.

As used in these notes to the condensed financial statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to Smart Kids Group, Inc. and, unless the context indicates otherwise, its consolidated subsidiary, SKGI Acquisition Corp.   These condensed consolidated financial statements include all accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation. Significant accounting policies disclosed therein have not changed except as noted below.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $423,181 and $217,062 for the six months ended December 31, 2011 and 2010, respectively, accumulated deficit of $3,713,060 and a working capital deficiency of $370,892 at December 31, 2011.

Management believes that additional capital will be required to fund operations through December 31, 2012 and beyond, as it attempts to generate revenues, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and June 30, 2011 the Company had no cash equivalents.

Issued

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

NOTE 2. CORRECTION FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

The financial statements for the three and six months ended December 31, 2010 have been restated for the following matters. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $409,112 and previously capitalized cost of goods sold of $475,558 reported in the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

As a result of the change in control over financial reporting mentioned above, the Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, and Statement of Cash Flows for the three and six months ended December 31, 2010. Accordingly, the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2010 have been restated as disclosed.

The following errors were found for the three and six months ended December 31, 2011:

  Software development costs of $409,112 and previously capitalized did not meet the capitalization criteria of FASB ASC 350-40 “Internal use Software”;
  A 40% investment in Smart Kids Productions Inc., a Canadian company, of $99 was not recognized;
  Accounts payable and accrued expenses were overstated by $75,532 primarily due to the payment of accounts payable by a shareholder;
  Note payable of $5,849 was not recognized;
  Due to related parties was understated by $42,292 related to accrued officer compensation;
  Common stock decreased $36,072 due to a 100 to 1 stock split in October 2011;
  Additional paid-in capital was overstated by $118,349 off set by an increase of $36,072 due to a 100 to 1 stock split in October 2011;
  Common stock receivable was overstated by $1,980 in connection with the Equity Drawdown Agreement;
  Accumulated deficit during the development stage was understated by $270,532;
  Other comprehensive loss of $5,279 was not included in accumulated deficit during the development stage;
  Operating expenses for the three months ended December 31, 2010 were overstated by $40,770. This was due to the decrease in salaries and wages of $430, legal and professional fees of $6,638, general and administrative expenses of $86, allowance of stock receivable of $33,560, and re-classification of depreciation expense of $56;
  Operating expenses for the six months ended December 31, 2010 were overstated by $40,770. This was due to the decrease in salaries and wages of $430, legal and professional fees of $6,638, general and administrative expenses of $29, allowance of stock receivable of $33,560, and re-classification of depreciation expense of $113;
  Finance and interest expense was overstated by $9,400 for the three and six months ended December 31, 2010;
  Foreign currency translation adjustment of $133 should have been reported as an operating expense for the three and six months ended December 31, 2010;
  Net loss was overstated by $50,170 as a result of the errors mentioned above for the three and six months ended December 31, 2010.
F-7

The effects on our previously issued December 31, 2010 financial statements are as follows:

Condensed Balance Sheet

	December 31,		December 31,
	2010		2010
	As Filed	Adjustments	Restated
ASSETS
Cash	$86	$—	$86
Prepaid expenses	132,353	—	132,353
Fixed assets	453	—	453
Investment in unconsolidated investee	—	99	99
Software development costs	414,612	(409,112)	5,500
Total assets	$547,504	$(409,013)	$138,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$176,045	$(75,532)	$100,513
Note payable	—	5,849	5,849
Due to related parties	496,023	42,292	538,315
Total liabilities	672,068	(27,391)	644,677
Common stock	36,436	(36,072)	364
Additional paid-in-capital	2,382,104	(82,277)	2,299,827
Stock payable	5,500	—	5,500
Stock receivable	(20,032)	1,980	(18,052)
Accumulated deficit during the development stage	(2,523,293)	(270,532)	(2,793,825)
Other comprehensive loss	(5,279)	5,279	—
Total stockholders’ deficit	(124,564)	(381,622)	(506,186)
Total liabilities and stockholders’ deficit	$547,504	$(409,013)	$138,491

Condensed Statement of Operations and Comprehensive Loss

	For the Three Months Ended December 31, 2010		For the Three Months Ended December 31, 2010
	As Filed	Adjustments	Restated
Cost of goods sold	$—	$—	$—
Salaries and wages	25,836	(430)	25,406
Legal and professional fees	33,798	(6,638)	27,160
Depreciation	56	(56)	—
General and administrative expenses	4,740	(86)	4,654
Termination of sub-licensing agreement	(258,930)	—	(258,930)
Allowance on stock receivable	90,600	(33,560)	57,040
Total operating expense	(103,900)	(40,770)	(144,670)
Loss before other expenses	103,900	40,770	144,670
Finance and interest expense	(16,813)	9,400	(7,413)
Total other expense	(16,813)	9,400	(7,413)
Net income	87,087	50,170	137,257
Foreign currency translation adjustment	133	(133)	—
Total comprehensive income	$87,220	$(50,037)	$137,257

	For the Six Months Ended December 31, 2010		For the Six Months Ended December 31, 2010
	As Filed	Adjustments	Restated
Cost of goods sold	$—	$—	$—
Salaries and wages	25,836	(430)	25,406
Legal and professional fees	60,504	(6,638)	53,866
Depreciation	113	(113)	—
General and administrative expenses	36,488	(29)	36,459
Sub-licensing expense	4,078	—	4,078
Allowance of stock receivable	90,600	(33,560)	57,040
Total operating expense	217,619	(40,770)	176,849
Loss before other expenses	(217,619)	40,770	(176,849)
Finance and interest expense	(49,613)	9,400	(40,213)
Total other expense	(49,613)	9,400	(40,213)
Net loss	(267,232)	50,170	(217,062)
Foreign currency translation adjustment	133	(133)	—
Total comprehensive loss	$(267,099)	$50,037	$(217,062)

Condensed Statement of Cash Flows

	For the Six Months Ended December 31, 2010		For the Six Months Ended December 31, 2010
	As Filed	Adjustments	Restated
Net loss	$(267,232)	$50,170	$(217,062)
Issuance of common stock- services	40,263	(17,400)	22,863
Issuance of common stock- financing fees	32,800	(14,400)	18,400
Deferred financing fees	—	15,000	15,000
Allowance of stock receivable	90,600	(33,560)	57,040
Termination of licensing agreement	258,930	(258,930)	—
Depreciation and amortization	113	—	113
Accounts payable and accrued expenses	865	(10,434)	(9,569)
Due to related parties	(238,465)	258,930	20,465
Net cash used in operating activities	(82,126)	(10,624)	(92,750)
Proceeds from the issuance of stock	48,599	10,164	58,763
Proceeds from equity draw down	33,368	600	33,968
Net cash provided by financing activities	81,967	10,764	92,731
Net decrease in cash	(159)	140	(19)
Effect of exchange rate	133	(133)	—
Cash, beginning of year	112	(7)	105
Cash, end of period	$86	$—	$86

NOTE 3. PREPAID EXPENSE

As of December 31, 2011 and June 30, 2011, the Company had prepaid expenses of $382,653 and $11,750. For the six months ended December 31, 2011, prepaid expense of $558,000 was paid through the issuance of the Company’s common stock of which $187,097 has been expensed.

NOTE 4. UNCONSOLIDATED INVESTEE

As of December 31, 2011, the Company paid $13,174 to its unconsolidated investee, Smart Kids Productions, (“SK Productions”) as an investment. The Company has an agreement with SK Productions for the re-packaging of the Company’s intellectual property relating to Be Alert Bert®. As of December 31, 2011, the Company determined that its investment in SK Productions should be fully impaired due to Production’s continued net loss, and recognized an impairment of unconsolidated investees of the $13,174 investment, and the initial investment of $99 in May 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

Accrued expenses – related parties

	December 31,	June 30,
	2011	2011
Unpaid officer compensation	$572,524	$549,023
Sub-license expense	183	23,183
Total accrued expenses – related parties	$572,707	$572,206

As of December 31, 2011 and June 30, 2011, the Company incurred amounts due to related parties of $572,707 and $572,206. The liability consists of payments due under employment agreements of $572,524 to our Chief Executive Officer and Chief Operating Officer and sub-licensing fees of $183 for the intellectual property with Smart Kids International Holdings, Inc., (“SKIH”). As of December 31, 2011 and June 30, 2011, $475,558 of unpaid officer compensation is due to the former Chief Executive Officer, Paul Andrew Ruppanner who was terminated pursuant to Section 1.7 (c)(4) of his employment agreement dated August 1, 2005 (Exhibit 10-4) as filed in an Form 8-K dated April 27, 2010. The remaining $96,966 as of December 31, 2011, is due to our Chief Operating Officer. All accrued expenses – related parties have been expensed in the Condensed Consolidated Statement of Operations in the period incurred.

NOTE 6. STOCKHOLDERS’ EQUITY

The authorized common stock of the Company consists of 1,800,000,000 shares of common stock with par value of $0.0001 and 40,000,000 shares of preferred stock. As of December 31, 2011 and June 30, 2010 the Company had 10,547,545 and 5,387,025 common stock and zero preferred stock outstanding.

In October 2011, upon majority of votes by the Company’s stockholders, the Company affected a 100 to 1 reverse stock split of its outstanding common stock. All share amounts have been retroactively restated to reflect this reverse split. The reverse split was approved by FINRA on December 12, 2011 and effected in January 2012.

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

On August 8, 2011, the Company issued 600,000 (post split) shares of restricted common stock valued at $0.25 (post split) per share or $150,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 19, 2011, the agreement date. In accordance with the consulting agreement, an additional 600,000 (post split) shares are due contingent upon the Company’s stock value exceeding a minimum of $0.03 per share for 20 consecutive days.

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

On August 17, 2011, the Company issued 125,000 (post split) shares of restricted common stock for cash consideration of approximately $0.04 (post split) per share or $5,283.

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

On October 25, 2011, the Company issued 380,000 (post split) shares of restricted common stock valued at $0.13 (post split) per share or $49,400 as payment for accrued sub-licensing fees. The shares were valued at the fair market value on October 14, 2011, the grant date.

On October 25, 2011, the Company issued 300,000 (post split) shares of restricted common stock for cash consideration of approximately $0.10 (post split) per share or $29,406.

On October 25, 2011, the Company issued 468,825 (post split) shares of restricted common stock valued at $0.13 (post split) per share or $60,947 as payment for outstanding accounts payables. The shares were valued at the fair market value on October 14, 2011, the grant date.

On December 5, 2011, the Company issued 150,000 (post split) shares of restricted common stock valued at $0.05 (post split) per share or $7,500 as payment for accrued sub-licensing fees. The shares were valued at the fair market value on December 2, 2011, the grant date.

On December 29, 2011, the Company purchased 3,000 (post split) shares of its common stock for $1.00. Concurrently with the purchase, the shares were retired. The shares were originally valued at $300.

As of December 31, 2011, the Company received cash consideration of $81,643 for the purchase of restricted common stock. The shares have not been issued as of December 31, 2011.

NOTE 7. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company had the following stock transactions:

On October 17, 2011, the Company, entered into a merger transaction with Paragon GPS Inc., a Delaware corporation (“Paragon”), pursuant to an Agreement and Plan of Merger, by and among the Company, SKGI Acquisition Corp., and Paragon as filed in a Form 8-K on October 18, 2011, and amended on October 26, 2011. On January 4, 2012, the Company elected to terminate the agreement as filed in a Form 8-K on January 5, 2012.

On January 26, 2012, the Company entered into an agreement (the “Agreement”) with WMX Group, Inc. (“WMX”), amended on February 7, 2012 as filed in a Form 8-K on February 7, 2012. Pursuant to the Agreement, WMX agreed to provide consulting services to the Company in exchange for a 45% non-dilutable equity stake in the Company.

On January 31, 2012, the Company issued 540,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $53,493.

On January 31, 2012, the Company issued 25,000 shares of restricted common stock valued at $0.05 or $1,250 for interest.

On February 9, 2012, the Company issued 100,000 shares of restricted common stock valued at $0.012 or $1,220 for services.  The stock was valued at the fair market value on January 22, 2012, the grant date.

On February 13, 2012, the Company issued 312,500 shares of restricted common stock valued at $0.08 or $25,000 in accordance with an agreement with a third party for funding.  The shares were issued for due diligence fees valued at the fair market value on February 12, 2012, the grant date.

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

We have also launched a community-oriented Smart Kids Travel Company, our website is smartkidsgroup.com. This will be a full service travel agency capable of fulfilling vacation and business needs. It will also focus on the travel needs of the members of the Smart Kids Community. Smart Kids Travel is managed by Gary Javorsky, a seasoned travel agency owner, with over 20 years experience selling travel products and services. Through the Smart Kids Travel Website, customers will be able to research destinations, attractions, accommodations and so much more, with departures from across Canada and the United States to any destination around the world. Customers will be able to compare prices from the most popular travel suppliers and contact the Smart Kids Travel Agency to make reservations with the assistance of a personal travel consultant who will make sure that the customer receives exactly what is wanted at the very best price available. In the near future, Smart Kids Travel will post specials oriented towards kids and great family vacations that will give both children and their family’s memorable experiences that will last a lifetime.

This filing contains restated financial statements of Smart Kids Group, Inc. as of and for the three and six months ended December 31, 2010. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

As a result of the change in control over financial reporting mentioned above, the Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, Stockholders’ Deficit, and Statement of Cash Flow as of and for the three and six months ended December 31, 2010. Accordingly, the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2010 have been restated as disclosed.

As filed in a Form 8-K on October 18, 2011 and amended on October 26, 2011, we entered into a merger transaction with Paragon GPS Inc. (“Paragon”). On January 4, 2012, we elected to terminate the agreement due to Paragon being unable to provide us with an audit of its financial statements, which was a necessary condition to close the transaction. Our relationship with Paragon remains positive and we expect to establish a business partnership in the future.

On January 26, 2012, the Company entered into an agreement (the “Agreement”) with WMX Group, Inc. (“WMX”), amended on February 7, 2012 as filed in a Form 8-K on February 7, 2012. Pursuant to the Agreement, WMX agreed to provide consulting services to the Company in exchange for a 45% non-dilutable equity stake in the Company.

On January 31, 2012, the Company issued 540,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $53,493.

On January 31, 2012, the Company issued 25,000 shares of restricted common stock valued at $0.05 or $1,250 for interest.

On February 9, 2012, the Company issued 100,000 shares of restricted common stock valued at $0.012 or $1,220 for services.  The stock was valued at the fair market value on January 22, 2012, the grant date.

On February 13, 2012, the Company issued 312,500 shares of restricted common stock valued at $0.08 or $25,000 in accordance with an agreement with a third party for funding.  The shares were issued for due diligence fees valued at the fair market value on February 12, 2012, the grant date.

Results of Operations

Revenues. We had no revenues from our inception on February 11, 2003 to December 31, 2011.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses. Our operating expenses include licensing expenses, salaries and wages, general and administrative expenses, legal and professional fees. For the three months ended December 31, 2011, we incurred an operating loss of $230,826 compared to an operating income of $144,670 for the three months ended December 31, 2010, a change of 259%. This was primarily due to the termination in the 3DFV sub-licensing agreement in which the Company no longer had the obligation to pay the unpaid sub-licensing fee of $258,930, and a decrease in allowance for stock receivables of $57,040 due to the Company not having any additional equity drawdown agreements. This was offset by an increase in salaries and wages of $13,895 due to the reinstatement of salaries in January 2011, legal and professional fees of $134,187 due to an increase primarily in accounting and consulting fees, an increase in general and administrative expenses of $7,555, and the impairment of equity investments of $2,969 as of December 31, 2011.

For the six months ended December 31, 2011, we incurred an operating loss of $415,960 compared to an operating loss of $176,849 for the six months ended December 31, 2010, a change of 135%. This was primarily due to an increase in salary and wages of $46,401 due to the reinstatement of salaries in January 2011, legal and professional fees of $222,884 due to an increase in accounting and consulting fees, sub-licensing expense of $25,922 due to the reinstatement of the sub-licensing fee in January 2011, and impairment of equity investment of $13,273. This was offset by the decrease in general and administrative expenses of $12,329 and allowance for stock receivable of $57,040 due to the Company not having any additional equity drawdown agreements.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss. We had a net loss of $231,681 for the three months ended December 31, 2011 compared to a net income of $137,257 for the three months ended December 31, 2011. The decrease of net income of $368,943 was primarily due to that stated above.

We had a net loss of $423,181 for the six months ended December 31, 2011 compared to a net loss of $217,062 for the six months ended December 31, 2010. The increase in net loss of $206,119 was due to that stated above, offset by a decrease in finance and interest expense of $32,992.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $383,191 and total assets in the amount of $386,168. Our total current liabilities as of December 31, 2011 were $754,083.  We had an accumulated deficit of $3,713,060 and a working capital deficit of $370,892 as of December 31, 2011.

Cash used in operating activities increased to $133,105 for the six months ended December 31, 2011 compared to $92,749 for the six months ended December 31, 2010 as a result of an increase in stock issued for services, impairment of equity investment, prepaid expenses, accounts payable and due to related parties. This was offset by a decrease in stock issued for financing, allowance for stock receivables, and deferred financing fees.

Cash used in investing activities increased to $13,174 for the six months ended December 31, 2011 compared to no cash used in investing activities for the six months ended December 31, 2010. The increase was due to the investment in unconsolidated investee of $13,174.

Cash flows provided by financing activities during the six months ended December 31, 2011 increases to $142,222 compared to $92,731 for the six months ended December 31, 2010, due to an increase in proceeds from the issuance of common stock offset by a decrease in proceeds from an equity drawdown agreement.

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

Going Concern

At December 31, 2011, we had $538 cash on-hand and an accumulated deficit of $3,713,060, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2011. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through December 31, 2011, the Company has not realized any revenue.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective:

-	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;
-	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two (2) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and
-	Documentation of all proper accounting procedures is not yet complete.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have implemented the following changes:

-	We have engaged an accounting firm that specializes in smaller reporting companies to perform our internal bookkeeping and external financial reporting;
-	We have engaged a new securities legal counsel to perform consulting services and to review our filings for regulation compliance;
-	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and
-	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

On August 17, 2011, the Company issued 125,000 (post split) shares of restricted common stock for cash consideration of approximately $0.04 (post split) per share or $5,283.

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

On October 25, 2011, the Company issued 380,000 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $38,000 as payment for accrued sub-licensing fees. The shares were valued at the fair market value on October 14, 2011, the grant date.

On October 25, 2011, the Company issued 300,000 (post split) shares of restricted common stock for cash consideration of $29,406 or approximately $0.10 (post split) per share.

On December 5, 2011, the Company issued 150,000 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $15,000 as payment for accrued sub-licensing fees. The shares were valued at the fair market value on December 2, 2011, the grant date.

On December 29, 2011, the Company purchased 3,000 (post split) shares of its common stock for $1.00. Concurrently with the purchase, the shares were retired. The shares were originally valued at $300.

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
9

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Kids Group, Inc.

Date:	February 14, 2012

By: /s/ Richard Shergold Richard Shergold Title: Chief Executive Officer and Director

