Form 10-Q
period 2012-03-31
Smart Kids Group Inc.
filed 2012-05-21
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-153294

Smart Kids Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harvard Square, One Mifflin Place 4th Floor, Cambridge, Massachusetts
(Address of principal executive offices)

(780) 222-6257
(Registrant’s telephone number, including area code)
Suite 234, 9768-170 St. Edmonton, AB Canada T5T 5L4
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,022,357 as of May 15, 2012.

2

PART I - FINANCIAL INFORMATION

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS
Current assets
Cash	$4,573	$4,595
Prepaids	316,628	11,750
Total current assets	321,201	16,345
Fixed assets
Equipment, net of accumulated depreciation of $964 and $737, respectively	170	340
Investment in unconsolidated investee	—	99
Other assets
Deferred financing fee	25,000	—
Software development costs, net of accumulated amortization of $3,438 and $1,375, respectively	2,063	4,125
Total assets	$348,434	$20,909
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$228,312	$215,751
Accrued expenses – related parties	598,141	572,206
Total current liabilities	826,453	787,957

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 18,022,357 and 5,387,025, respectively	1,802	539
Additional paid-in capital	3,561,803	2,362,447
Common stock payable	4,136	171,157
Accumulated deficit during the development stage	(4,045,760)	(3,301,191)
Total stockholders' deficit	(478,019)	(767,048)
Total liabilities and stockholders' deficit	$348,434	$20,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					From inception
	For the three months ended		For the nine months ended		(February 11, 2003)
	March 31,		March 31,		to March 31,
	2012	2011	2012	2011	2012
		(Restated)		(Restated)
Operating expenses
Salaries and wages	$33,000	$48,225	$104,807	$73,631	$1,462,761
Legal and professional fees	191,821	128,560	537,257	182,426	1,542,558
General and administrative expense	12,881	8,721	37,011	19,423	186,103
Sub-licensing expense	15,000	15,000	45,000	44,835	375,137
Allowance on stock receivable	—	—	—	57,040	57,040
Impairment of equity investment	—	—	13,273	—	13,273
Total operating expenses	252,702	200,506	737,347	377,355	3,636,872

Loss before other expenses	(252,702)	(200,506)	(737,347)	(377,355)	(3,640,372)

Other expenses
Finance and interest expense	—	(8,057)	(7,221)	(55,770)	(341,143)
Loss on conversion of AP, accrued expenses and note payable	—	(4,745)	—	(67,745)	(67,745)
Total other expenses	—	(12,802)	(7,221)	(123,515)	(408,888)

Net loss	$(252,702)	$(213,308)	$(744,568)	$(500,870)	$(4,045,760)
Net loss per common share- basic and dilutive	$(0.02)	$(0.05)	$(0.08)	$(0.17)
Weighted average number of common shares outstanding- basic and dilutive	10,547,517	3,922,942	9,917,145	3,002,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

  SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From inception
	Nine months ended		(February 11, 2003)
	March 31,		to March 31,
	2012	2011	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(744,568)	$(500,870)	$(4,045,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock- services	360,290	92,614	610,086
Issuance of common stock- financing fees	—	25,900	294,400
Loss on conversion of AP, accrued expenses and note payable	—	67,745	67,745
Allowance on stock receivable	—	57,040	57,040
Depreciation and amortization	2,233	858	12,977
Deferred financing fee	—	15,000	15,000
Impairment of equity investment	13,273	—	13,273
Fair value of warrants	43,986	—	43,986
Changes in current assets and liabilities:
Organizational costs	—	—	(8,575)
Prepaid expense	(1,767)	(500)	(1,767)
Accounts payable and accrued expenses	73,508	45,804	545,632
Accrued expenses- related parties	83,661	41,223	1,478,816
Net cash used in operating activities	(169,384)	(155,186)	(917,147)

Cash flows from investing activities:
Investment in unconsolidated investee	(13,173)	—	(13,273)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	(13,173)	—	(14,407)

Cash flows from financing activities:
Proceeds from the issuance of stock	182,535	109,793	890,258
Proceeds from equity draw down agreement	—	49,580	45,020
Proceeds from note payable	—	—	5,849
Payment on deferred financing fees	—	—	(5,000)
Net cash provided by financing activities	182,535	159,373	936,127

(Decrease) increase in cash	(22)	4,187	4,573
Cash, beginning of period	4,595	112	—
Cash, end of period	$4,573	$4,299	$4,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

			From inception
	Nine months ended		(February 11, 2003)
	March 31,		to March 31,
	2012	2011	2012
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for prepaid expenses	$304,878	$91,801	$316,628
Stock issued for equity draw down	$—	$45,418	$63,650
Stock issued for software development	$—	$5,500	$5,500
Stock issued for AP, accrued expenses, and note payable	$118,672	$21,500	$977,344
Stock issued for deferred financing fees	$25,000	$—	$25,000
Stock issued for finders’ fees	$84,853	$—	$84,853
Payment of accounts payable by shareholder	$—	$—	$240,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

 NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Smart Kids Group, Inc. (“the Company”) was formed on February 11, 2003 (date of inception) under the laws of the State of Florida. The Company licenses technology and develops educational content and software.

As of March 31, 2012, the Company is a development stage company. A development stage enterprise is a company that is devoting substantially all of its efforts to establishing a new business and either planned principal operations have not commenced or planned principal operations have commenced but there has been no significant revenue. From February 11, 2003 (date of inception) through March 31, 2012, the Company did not realize any revenues and has not commenced its principal operations.

On April 23, 2010, the Company purchased ownership in Smart Kids Productions Inc., a Canadian corporation, incorporated on May 4, 2009, of which the Company had a 40% interest ownership. On February 24, 2012, the Company decided to release its 40% interest in Smart Kids Productions to its 60% owner for $1. The corporation had no assets or liabilities.

On October 14, 2011, the Company created SKGI Acquisition Corp., a Nevada corporation, a wholly-owned subsidiary of the Company. This subsidiary has been dormant as of March 31, 2012. The subsidiary has no assets or liabilities.

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

On January 26, 2012, the Company entered into an agreement (the “Agreement”) with WMX Group, Inc. (“WMX”), amended on February 7, 2012 as filed in a Form 8-K on February 7, 2012. Pursuant to the Agreement, WMX agreed to provide consulting services to the Company in exchange for a 45% non-dilutable equity stake in the Company. On March 8, 2012, the Company and WMX entered into a termination agreement (the “Termination Agreement”) to terminate the Agreement and Addendum. The parties are in negotiations to structure a reverse merger agreement that would obviate the consulting arrangement and the business relationship reflected by the Agreement and Addendum as filed in a Form 8-K on March 9, 2012. As a result of the Termination Agreement, the parties returned all shares issued under the Agreement and Addendum as of March 31, 2012.

On April 30, 2012, the Company entered into an Agreement and Plan of Merger with WMX as filed in a Form 8-K on May 4, 2012. See Note 7.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended June 30, 2012.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $744,568 and $500,870 for the nine months ended March 31, 2012 and 2011, respectively, accumulated deficit of $4,045,760 and a working capital deficiency of $505,252 at March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2012 and June 30, 2011 the Company had no cash equivalents.

Stockholders' Equity

The Company has properly charged its offering costs directly attributable to a proposed or actual offering of securities against the gross proceeds of the offerings. We have recorded such costs as reduction of equity.

Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update became effective for the reporting period beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows

Issued

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

In December 2011, the FASB issued Accounting Standard Update 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2011, The FASB issued Accounting Standards Update 2011-11, "Disclosures about Offsetting Assets and Liabilities." This update requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. The Company is required to adopt this update retrospectively for periods beginning after January 1, 2013. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2013. Management does not anticipate that adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 2. CORRECTION FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

The financial statements for the three and nine months ended March 31, 2011 have been restated for the following matters. Prior to the issuance of the original filing on Form 10-Q for the quarter ended March 31, 2011, the Company determined that software development costs of $406,612 and previously capitalized cost of goods sold of $475,558 reported in the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

Additionally, prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on conversion of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of the accounts payable with 354,864 shares of common stock. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally common stock payable valued at $7,500 for financing fees was unaccounted for and issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor. As of December 31, 2011, the fair value of the warrants of $43,986 and expenses of $24,700 were not recognized, resulting in an understatement of professional fees for the period ended December 31, 2011. As of the date of this current report, management of the Company has not had sufficient time to determine the impact of these errors on its financial condition, results of operations or cash flows reporting in prior periods. Accordingly, the financial condition and results of operations disclosed in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2011 and the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2011 and December 31, 2011 will be amended subsequent to the filing of this report.

The Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, and Statement of Cash Flows for the three and nine months ended March 31, 2011. Accordingly, the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2011 have been restated as disclosed.

The following errors were found for the three and nine months ended March 31, 2011:

  Software development costs of $6,562 previously capitalized did not meet the capitalization criteria of FASB ASC 350-40 “Internal use Software”;
  A 40% investment in Smart Kids Productions Inc., a Canadian company, of $99 was not recognized;
  Accounts payable and accrued expenses were overstated by $76,226 primarily due to the payment of accounts payable by a shareholder;
  Due to related parties was understated by $42,292 related to accrued officer compensation;
  Common stock decreased $47,927 due to a 100 to 1 stock split in October 2011;
  Additional paid-in capital was overstated by $102,014 off set by an increase of $47,927 due to a 100 to 1 stock split in October 2011;
  Common stock payable was understated by $74,000 due to the granting of stock for outstanding accounts payable;
  Common stock receivable was overstated by $1,980 in connection with the Equity Drawdown Agreement;
  Accumulated deficit during the development stage was overstated by $47,749;
  Other comprehensive loss of $5,756 was not included in accumulated deficit during the development stage;
  Operating expenses for the three months ended March 31, 2011 were overstated by $2,180. This was due to the decrease in salaries and wages of $3,701, reclassification of depreciation expense of $1,682, and sub-licensing expense of $25,757. This was offset by the increase in legal and professional fees of $1,972 and general and administrative expenses of $26,988;
  Operating expenses for the nine months ended March 31, 2011 were overstated by $42,950. This was due to the decrease in salaries and wages of $4,131, legal and professional fees of $4,666, allowance of stock receivable of $33,560, and re-classification of depreciation expense of $1,795. This was offset by the increase of general and administrative expenses of $1,202;
F-8

  Finance and interest expense was understated by $12,500 and overstated by $14,400 for the three and nine months ended March 31, 2011;
  Loss on conversion of debt was understated by $63,000 for the nine months ended March 31, 2011;
  Foreign currency translation adjustment of $344 and $477 should have been reported as an operating expense for the three and nine months ended March 31, 2011;
  Net loss was understated by $11,743 and overstated by $32,206 as a result of the errors mentioned above for the three and nine months ended March 31, 2011;
  Issuance of common stock for services was understated by $69,089 due to the amortization stock issued for prepaid expenses;
  Issuance of common stock for financing fees were understated by $7,500 due to an unrecorded stock payable;
  Deferred financing fees were understated by $15,000 due to the expensing of the fee as of March 31, 2011;
  Depreciation and amortization was overstated by $937 due to the incorrect amortization of software development costs;
  Cash used for prepaid expenses were overstated by $72,052 due to the issuance of stock for prepaid expenses instead of cash;
  Cash used for accounts payable and accrued expenses were understated by $15,597; and
  The proceeds from the issuance of stock were overstated by $237 due to a foreign exchange translation.

The effects on our previously issued March 31, 2011 financial statements are as follows:

Condensed Balance Sheet

	March 31,		March 31,
	2011		2011
	As Filed	Adjustments	Restated
ASSETS
Cash	$4,299	$—	$4,299
Prepaid expenses	92,301	—	92,301
Fixed assets	397	—	397
Investment in unconsolidated investee	—	99	99
Software development costs	11,375	(6,562)	4,813
Total assets	$108,372	$(6,463)	$101,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$229,378	$(76,226)	$153,152
Due to related parties	510,729	42,292	553,021
Total liabilities	740,107	(33,934)	706,173
Common stock	48,411	(47,927)	484
Additional paid-in capital	2,440,974	(54,087)	2,386,887
Stock payable	20,049	74,000	94,049
Stock receivable	(4,420)	1,980	(2,440)
Accumulated deficit during the development stage	(3,130,993)	47,749	(3,083,244)
Other comprehensive loss	(5,756)	5,756	—
Total stockholders’ deficit	(631,735)	27,471	(604,264)
Total liabilities and stockholders’ deficit	$108,372	$(6,463)	$101,909

Condensed Statement of Operations and Comprehensive Loss

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2011
	As Filed	Adjustments	Restated
Salaries and wages	$51,926	$(3,701)	$48,225
Legal and professional fees	126,588	1,972	128,560
Depreciation and amortization	1,682	(1,682)	—
General and administrative expenses	(18,267)	26,988	8,721
Sub-licensing expense	40,757	(25,757)	15,000
Total operating expense	202,686	(2,180)	200,506
Loss before other expenses	(202,686)	2,180	(200,506)
Finance and interest expense	6,343	(14,400)	(8,057)
Loss on conversion of debt	(4,745)	—	(4,745)
Total other expense	1,598	(14,400)	(12,802)
Net loss	(201,088)	(12,220)	(213,308)
Foreign currency translation adjustment	(477)	477	—
Total comprehensive income	$(201,565)	$(11,743)	$(213,308)

Net loss per common share- basic and diluted	$(0.05)		$(0.05)
Weighted average number of common shares outstanding- basic and diluted	3,922,942		3,922,942

	For the Nine Month Ended March 31, 2011		For the Nine Months Ended March 31, 2011
	As Filed	Adjustments	Restated
Salaries and wages	$77,762	$(4,131)	$73,631
Legal and professional fees	187,092	(4,666)	182,426
Depreciation and amortization	1,795	(1,795)	—
General and administrative expenses	18,221	1,202	19,423
Sub-licensing expense	44,835	—	44,835
Allowance of stock receivable	90,600	(33,560)	57,040
Total operating expense	420,305	(42,950)	377,355
Loss before other expenses	(420,305)	42,950	(377,355)
Finance and interest expense	(43,270)	(12,500)	(55,770)
Loss on conversion of debt	(4,745)	(63,000)	(67,745)
Total other expense	(48,015)	(75,500)	(123,515)
Net loss	(468,320)	32,550	(500,870)
Foreign currency translation adjustment	(344)	344	—
Total comprehensive loss	$(468,664)	$32,206	$(500,870)

Net loss per common share- basic and diluted	$(0.16)		$(0.17)
Weighted average number of common shares outstanding- basic and diluted	3,002,646		3,002,646

Condensed Statement of Cash Flows

	For the Nine Months Ended March 31, 2011		For the Nine Months Ended March 31, 2011
	As Filed	Adjustments	Restated
Net loss	$(468,320)	$(32,550)	$(500,870)
Issuance of common stock- services	23,525	69,089	92,614
Issuance of common stock- financing fees	18,400	7,500	25,900
Deferred financing fees	—	15,000	15,000
Loss on conversion of AP, accrued expenses and note payable	4,745	63,000	67,745
Allowance of stock receivable	90,600	(33,560)	57,040
Depreciation and amortization	1,795	(937)	858
Prepaid expense	71,552	(72,052)	(500)
Accounts payable and accrued expenses	61,401	(15,597)	45,804
Accrued expenses-related parties	41,223	—	41,223
Net cash used in operating activities	(155,079)	(107)	(155,186)

Proceeds from the issuance of stock	110,030	(237)	109,793
Proceeds from equity draw down	49,580	—	49,580
Net cash provided by financing activities	159,610	(237)	159,373
Effect of exchange rate	(344)	344	—
Increase in cash	4,187	—	4,187
Cash, beginning of year	112	—	112
Cash, end of period	$4,299	$—	$4,299

NOTE 3. PREPAID EXPENSE

As of March 31, 2012 and June 30, 2011, the Company had prepaid expenses of $316,628 and $11,750. For the nine months ended March 31, 2012, prepaid expense of $594,000 was paid through the issuance of the Company’s common stock of which $290,889 has been expensed.

NOTE 4. UNCONSOLIDATED INVESTEE

As of September 30, 2011, the Company paid $13,174 to its unconsolidated investee, Smart Kids Productions, (“SK Productions”) as an investment. The Company has an agreement with SK Productions for the re-packaging of the Company’s intellectual property relating to Be Alert Bert®. As of December 31, 2011, the Company determined that its investment in SK Productions should be fully impaired due to Production’s continued net loss, and recognized an impairment of unconsolidated investees of the $13,173 investment, and the initial investment of $99 in May 2010. On February 24, 2012, the Company decided to release its 40% interest in Smart Kids Productions to its 60% owner for $1. The corporation had no assets or liabilities.

NOTE 5. RELATED PARTY TRANSACTIONS

Accrued expenses – related parties

	March 31,	June 30,
	2012	2011
Unpaid officer compensation	$584,299	$549,023
Sub-license expense	13,842	23,183
Total accrued expenses – related parties	$598,141	$572,206

As of March 31, 2012 and June 30, 2011, the Company incurred amounts due to related parties of $598,141 and $572,206. The liability consists of payments due under employment agreements of $584,299 to our Chief Executive Officer and Chief Operating Officer and sub-licensing fees of $13,842 for the intellectual property with Smart Kids International Holdings, Inc., (“SKIH”). As of March 31, 2012 and June 30, 2011, $475,558 of unpaid officer compensation is due to the former Chief Executive Officer, Paul Andrew Ruppanner who was terminated pursuant to Section 1.7 (c)(4) of his employment agreement dated August 1, 2005 (Exhibit 10-4) as filed in an Form 8-K dated April 27, 2010. The remaining $108,740 as of March 31, 2012, is due to our Chief Operating Officer. All accrued expenses – related parties have been expensed in the Condensed Consolidated Statement of Operations in the period incurred.

NOTE 6. RESERVE EQUITY FINANCING AGREEMENT

On March 12, 2012, the Company entered into a Reserve Equity Financing Agreement and a Registration Rights Agreement (the “Agreements”) with AGS Capital Group, LLC (the “Investor”) to purchase up to $20 million of the Company’s common stock. The Company plans to file a registration statement to register the AGS Capital shares and other equity capital requirements. The Investor commitment provides the Company with the flexibility to obtain capital in increments of up to $500,000, subject to trading volume limitations, as growth capital is needed. The facility sets the purchase price at 92% of the Market Price as defined in the Reserve Equity Financing Agreement attached hereto. The Company expects to fully utilize the $20,000,000 Commitment Amount in order to accelerate project milestones and fund corporate growth.

In connection with Agreements, the Company required to issue $25,000 worth of restricted stock to Investor prior to the execution of the Agreements for the Investor’s structuring, legal, administrative and due diligence costs associated with the proposed transaction. The Company issued 312,500 shares of restricted common stock valued at $0.08 per share or $25,000 to the Investor on the February 13, 2012 as payment of deferred financing fees. The Company anticipates starting receive future funding after completing the Merger with WMX Group, Inc. as disclosed in Note 8.

NOTE 7. STOCKHOLDERS’ EQUITY

The authorized common stock of the Company consists of 1,800,000,000 shares of common stock with par value of $0.0001 and 40,000,000 shares of preferred stock. As of March 31, 2012 and June 30, 2011 the Company had 18,022,357 and 5,387,025 common stock and zero preferred stock outstanding.

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

On August 8, 2011, the Company issued 600,000 (post split) shares of restricted common stock valued at $0.25 (post split) per share or $150,000 as a prepayment of consulting services. The shares were valued at the fair market value on July 19, 2011, the agreement date. In accordance with the consulting agreement, an additional 600,000 (post split) shares are due contingent upon the Company’s stock value exceeding a minimum of $0.03 per share for 20 consecutive days. The additional 600,000 shares were issued on March 29, 2012 and value at $0.1 per share or $60,000 as professional expense. The shares were valued at the fair market value on March 6, 2012, the 20th consecutive day the Company’s stock value exceeding a minimum of $0.03 per share.

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

On August 17, 2011, the Company issued 540,000 (post split) shares of restricted common stock valued at $0.12 (post split) per share or $64,800 for finders’ fees and recorded as reduction of equity. The shares were valued at the fair market value on April 28, 2011, the agreement date.

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

On February 2, 2012, the Company issued 520,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $51,463.

On February 2, 2012, the Company issued 25,000 shares of restricted common stock valued at $0.05 per share or $1,250 for finders’ fees and recorded as reduction of equity. The shares were valued at the fair market value on December 4, 2011, the grant date.

On February 8, 2012, the Company issued 20,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $2,030.

On February 13, 2012, the Company issued 100,000 shares of restricted common stock valued at $0.01 per share or $1,220 as payment for services. The shares were valued on January 22, 2012, the agreement date.

On February 13, 2012, the Company issued 312,500 shares of restricted common stock valued at $0.08 per share or $25,000 as payment of deferred financing fees in accordance with that filed in a Form 8-K on March 23, 2012. The shares were valued on February 12, 2012, the date of the agreement.

On February 14, 2012, the Company issued 82,730,482 shares of restricted common stock in accordance with an agreement with WMX for consulting services in exchange for a 45% non-dilutable equity stake in the Company. The agreement was terminated on March 8, 2012, and all shares returned as of March 31, 2012.

On February 22, 2012, the Company issued 30,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $2,986.

On February 23, 2012, the Company issued 1,666,667 shares of restricted common stock for cash consideration of approximately $0.003 per share or $5,038.

On February 23, 2012, the Company issued 22,500 shares of restricted common stock valued at $0.11 per share or $2,363 for finders’ fees and recorded as reduction of equity. The shares were valued on February 22, 2012, the grant date.

On February 23, 2012, the Company issued 45,000 shares of restricted common stock valued at $0.11 per share or $4,725 as payment for accrued officer compensation. The shares were valued on February 22, 2012, the grant date.

On February 27, 2012, the Company issued 27,000,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $27,189. The Company issued 26,730,000 shares in error due to issuing the shares at pre-reverse split amounts. The shares are being returned to the Company as of March 31, 2012.

On February 27, 2012, the Company issued 354,864 shares of free trading common stock valued at $0.19 per share or $66,500 as payment for services. The shares were valued on November 16, 2010, the grant date.

On February 27, 2012, the Company issued 199,819 shares of free trading common stock valued at $0.0001 per share or $19.50 upon the exercising of 194,955 warrants.

On March 13, 2012, the Company issued 200,000 shares of restricted common stock valued at $0.01 per share or $2,440 for finders’ fees and recorded as reduction of equity. The shares were valued on January 31, 2012, the grant date.

On March 13, 2012, the Company issued 183,322 shares of restricted common stock for cash consideration of approximately $0.03 per share or $5,540.

On March 13, 2012, the Company issued 300,000 shares of restricted common stock valued at $0.12 per share or $36,000 for prepaid services. The shares were valued on March 1, 2012, the issuance date per agreement.

On March 29, 2012, the Company issued 30,000 shares of restricted common stock valued at $0.25 per share or $7,500 for finders’ fees and recorded as reduction of equity. The shares were valued on October 23, 2010, the grant date.

On March 29, 2012, the Company issued 600,000 shares of restricted common stock valued at $0.10 per share or $60,000 for services. The shares were valued on March 6, 2012, the date the Company’s stock value exceeded a minimum of $0.03 per share for 20 consecutive days per the terms of a service agreement.

On March 29, 2012, the Company issued 2,550,000 shares of restricted common stock for cash consideration of approximately $0.01 per share or $25,704.

On March 29, 2012, the Company issued 50,000 shares of restricted common stock valued at $0.13 per share or $6,500 for finders’ fees and recorded as reduction of equity. The shares were valued on November 16, 2011, the date of the agreement.

The Company received cash consideration of $2,006 for the purchase of restricted common stock. The shares have not been issued as of March 31, 2012, and have been properly recorded as stock payable.

The Company granted shares of common stock for services of $2,130. The shares have not been issued as of March 31, 2012, and have been properly recorded as stock payable.

Warrants

In July 2011, the Company issued 200,000 warrants with an exercise price of $0.0001 per share for seven years in connection with unpaid legal fees. The warrants vested immediately and were fair valued at $43,986. As of March 31, 2012, 199,819 warrants were exercised.

The fair value of the warrants were estimated on the date of grant using the Black-Scholes option valuation model that uses the assumption noted in the following table. Expected volatilities are based on volatilities from a comparable company given the limited historical stock information of the Company. The expected term of the warrant granted is estimated at half of the contractual term and represents the period of time that the warrant granted are expected to be outstanding. The risk-free rate for the period within the contractual life of the warrant is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrant.

March 31, 2012
Expected volatility	369.56%
Expected dividends	—
Expected term (in years)	1.00
Risk-free rate	0.170%

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	—	$—		$—
Granted	200,000	0.0001	1.0	—
Exercised	(199,819)	—	—
Forfeited	(181)	—	—
Outstanding at March 31, 2012	—	$—	1.0	$—
Exercisable at March 31, 2012	—	$—	1.0	$—

On February 27, 2012, the service provider has exercised the warrants to purchase 200,000 shares by using the cashless exercise. The actual numbers of shares issued to the service provider were 199,819 shares; the remaining 181 shares have been cancelled due to the cashless exercise.

Non-vested Warrants	Warrants	Weighted-Average Grant-Date Fair Value
Non-vested at June 30, 2011	—	$—
Granted	200,000	0.22
Vested	(199,819)	(0.22)
Forfeited	(181)	—
Non-vested at March 31, 2012	—	$—

Common stock payable

The Company received cash consideration of $2,006 for the purchase of restricted common stock. The shares have not been issued as of March 31, 2012.

The Company granted shares of common stock for services of $2,130. The shares have not been issued as of March 31, 2012.

NOTE 8. SUBSEQUENT EVENTS

On April 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMX Group, Inc and SKGI Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into WMX (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 1, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 104,042,523 shares of the Company’s common stock will be issued to the holders of WMX’s common stock in exchange for their shares of WMX. Each of the Company, WMX and Acquisition Sub provided customary representations and warranties, covenants and conditions in the Merger Agreement.

Upon the closing of the Merger, Richard Shergold resigned as President and Chief Executive Officer, Lisa Yakiwchuk resigned as Secretary and Marcel Scherger resigned as a director of the Company. Thomas Anthony Guerriero was appointed as Chief Executive Officer, Syed Gilani was appointed President, and Anthony Guerriero was appointed as Secretary and Treasurer. Additionally, Richard Shergold will remain a director and Lisa Yakiwchuk will continue her role as Chief Operating Officer and director. Finally, Thomas Anthony Guerriero and Anthony Guerriero were appointed as directors. See the Form 8-K filed on May 5, 2012.

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

Overview of our Business

WMX’s Business

WMX is a diversified holding company with several divisions:

WMX Trade Division (www.wmxtrade.com)

WMX Trade offers a proprietary trading platform for the buying and selling of real products on their website in several market segments across the globe. World Mercantile Exchange is trademarked both domestically in the US and around the world. WMX also owns the proprietary trademark rights to: World Commodity Exchange, World Precious Metals Exchange, World Livestock Exchange. In other words, WMX is introducing a new method of trade where buyers and sellers across the globe use WMX to facilitate the exchange of real products. In order to ensure the utmost safety and security compliance, WMX provides the most comprehensive third party screening process for members making it one of the safest and most secure websites to transact business in the world. In addition to the technology and screening process, WMX offers customer service for its WMX Members and professional support, global marketing consulting, global reach, ISO compliance, and eco-friendly sustainability.

WMX IP Division (www.wmxip.com)

The World Intellectual Property Exchange will be officially launched in 4th Quarter of 2012 and has been in development with over 10,000 hours of development with one purpose in mind, to become the world’s leading portal to search, buy, sell, and trade IP. The World Intellectual Property Exchange is trademarked. WMX also has acquired all trademark rights associated with: World Patent Exchange, World Copyright Exchange, World Trademark Exchange. WMXIP.com offers a proprietary platform for searching, buying, selling, and trading all forms of IP. In other words, the World Intellectual Property Exchange is introducing a new method of trade where buyers and sellers across the globe use WMX to facilitate the exchange of real products.

Smart Kids Group, Inc. Division (www.smartkidsgroup.com)

Smart Kids has created, developed, and produced a cutting edge children’s digital education and entertainment company, which was a publically trading company (OTCBB:SKGP). The company develops, distributes and licenses quality children’s Edutainment products through a variety of media including television, video, retail, direct marketing, and the Internet. Using child safety awareness as its unifying theme, Smart Kids’ characters and related products serve a uniquely viable market niche which combines entertainment, educational programming and merchandising – all of which address parents’ and children’s concerns about keeping safe and aware of their surroundings in their homes, their communities, and in an increasingly uncertain world. WMX plans to generate revenue by distribution of the existing IP of Smart Kids programming. They are expected to release their 26 episode 6 DVD set in 2012 for sale.

The Harvard Think Tank Division (www.theharvardthinktank.com)

The Harvard Think Tank website was recently launched. It is a website that will allow companies and entrepreneurs from around the world to reach out to WMX for help to take their company to the next level. The goal with The Harvard Think Tank is to give people a platform where they can pitch their game-changing idea to those involved with the Think Tank and if the team likes the pitch they can provide financing, advice, and assistance in building the venture, like an incubator for new ventures. As a result, The Harvard Think Tank has become the Company’s venture capital arm. WMX anticipates generating revenue by receiving subscription fees, services, and equity.

Plan For Crisis Division (www.planforcrisis.com)

WMX has recently launched their Plan For Crisis Division. WMX plans on obtaining clients to conduct safety & security audits and providing organizational development, by implementing the Plan For Crisis Proprietary Protocols, customized for each client. Plan For Crisis provides intervention and prevention programs with over 90 protocols for each specialization. Plan For Crisis provides analysis in preparing organizations around the world for crisis, emergencies and disasters. WMX plans to generate revenue from providing a plethora of services and charging fees for these services.

Paragon GPS Division (www.paragongps.com)

WMX has licensed patent pending advanced GSM/GPRS Enhanced Cell ID technology that tracks the current position of a personal tracking device, even when it is moving. To locate the device, the device transmits the roaming signal to contact the nearby antenna tower, but the process does not require an active call. GSM localisation is then done by multilateration based on the signal strength to nearby antenna masts . Personal Tracking, which includes location based service that discloses the actual coordinates of the tracking device, is a technology used by telecommunication companies to approximate where a mobile phone, and thereby also its user (bearer), temporarily resides. The more properly applied term locating refers to the purpose rather than a positioning process. Such service is offered as an option of the class of location-based services. Our new GSM/GPRS product line includes the KidTracker Pro, PeopleTracker Pro, CarTracker Pro, KeyTracker Pro and PetTracker Pro which utilize cellular tower triangulation to conveniently and accurately track the location of any asset, person, pet or mobile object.

Overview of Financial Reporting

This filing contains restated financial statements of Smart Kids Group, Inc. as of and for the three and nine months ended March 31, 2011. Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, the Company determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”. As of March 31, 2011, the prior auditor was no longer independent and management determined that the financial statements for the year ended June 30, 2010 needed to be re-audited. In January 2011, the Company engaged a new auditor to re-audit the financial statements as of and for the year ended June 30, 2010 and audit the financial statements as of and for the year ended June 30, 2011 concurrently. Additionally, an accounting firm was engaged that specializes in smaller reporting companies, to perform its internal bookkeeping and external financial reporting.

Additionally, prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on conversion of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of the accounts payable with 354,864 shares of common stock. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally common stock payable valued at $7,500 for financing fees was unaccounted for and issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor. As of December 31, 2011, the fair value of the warrants of $43,986 and expenses of $24,700 were not recognized, resulting in an understatement of professional fees for the period ended December 31, 2011. As of the date of this current report, management of the Company has not had sufficient time to determine the impact of these errors on its financial condition, results of operations or cash flows reporting in prior periods. Accordingly, the financial condition and results of operations disclosed in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2011 and the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2011 and December 31, 2011 will be amended subsequent to the filing of this report.

The Company determined that there were changes in the Company’s Balance Sheet, Statement of Operations, Stockholders’ Deficit, and Statement of Cash Flow as of and for the three and nine months ended March 31, 2011. Accordingly, the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2011 have been restated as disclosed.

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

On January 26, 2012, the Company entered into an agreement (the “Agreement”) with WMX Group, Inc. (“WMX”), amended on February 7, 2012 as filed in a Form 8-K on February 7, 2012. Pursuant to the Agreement, WMX agreed to provide consulting services to the Company in exchange for a 45% non-dilutable equity stake in the Company. On March 8, 2012, the Company and WMX entered into a termination agreement (the “Termination Agreement”) to terminate the Agreement and Addendum. The parties are in negotiations to structure a reverse merger agreement that would obviate the consulting arrangement and the business relationship reflected by the Agreement and Addendum as filed in a Form 8-K on March 9, 2012. As a result of the Termination Agreement, the parties returned all shares issued under the Agreement and Addendum as of March 31, 2012.

On February 10, 2012, the Company appointed Thomas Anthony Guerriero as Chairman of the Board of Directors of the Company.

On April 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMX Group, Inc and SKGI Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into WMX (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 1, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 104,042,523 shares of the Company’s common stock will be issued to the holders of WMX’s common stock in exchange for their shares of WMX. Each of the Company, WMX and Acquisition Sub provided customary representations and warranties, covenants and conditions in the Merger Agreement.

Upon the closing of the Merger, Richard Shergold resigned as President and Chief Executive Officer, Lisa Yakiwchuk resigned as Secretary and Marcel Scherger resigned as a director of the Company. Thomas Anthony Guerriero was appointed as Chief Executive Officer, Syed Gilani was appointed President, and Anthony Guerriero was appointed as Secretary and Treasurer. Additionally, Richard Shergold will remain a director and Lisa Yakiwchuk will continue her role as Chief Operating Officer and director. Finally, Thomas Anthony Guerriero and Anthony Guerriero were appointed as directors. See the Form 8-K filed on May 5, 2012.

Results of Operations

Revenues. We had no revenues from our inception on February 11, 2003 to March 31, 2012.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses. Our operating expenses include licensing expenses, salaries and wages, general and administrative expenses, legal and professional fees. For the three months ended March 31, 2012, we incurred an operating loss of $252,702 compared to an operating loss of $200,504 for the three months ended March 31, 2011, a change of 26%. This was primarily due to a decrease in salary and wages of $15,225, offset by an increase in legal and professional fees of $63,261 due to greater consulting fees and an increase in general and administrative expenses of $4,160 for the three months ended March 31, 2012.

For the nine months ended March 31, 2012, we incurred an operating loss of $737,347 compared to an operating loss of $377,355 for the nine months ended March 31, 2011, a change of 95%. This was primarily due to an increase in salary and wages of $31,176 due to the reinstatement of salaries in January 2011, an increase in legal and professional fees of $354,831 due to an increase in accounting and an increase in consulting fees, general and administrative expenses of $17,588 and impairment of equity investment of $13,273. This was offset by the decrease in allowance for stock receivable of $57,040 due to the Company not having any equity drawdown agreements.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale. As of March 31, 2012, we have prepaid approximately $1,767 for 1,000 units of our existing product line.

Net Loss. We had a net loss of $252,702 for the three months ended March 31, 2012 compared to a net loss of $213,308 for the three months ended March 31, 2011. The increase of net loss of $39,394 was primarily due to that stated above.

We had a net loss of $744,568 for the nine months ended March 31, 2012 compared to a net loss of $500,870 for the nine months ended March 31, 2011. The increase in net loss of $243,698 was due to that stated above, offset by a decrease in finance and interest expense of $48,549 and loss on conversion of AP, accrued expenses and note payable of $67,745.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $321,201 and total assets in the amount of $348,434. Our total current liabilities as of March 31, 2012 were $826,453.  We had an accumulated deficit of $4,045,760 and a working capital deficit of $505,252 as of March 31, 2012.

Cash used in operating activities increased to $169,384 for the nine months ended March 31, 2012 compared to $155,186 for the nine months ended March 31, 2011 as a result of an increase in stock issued for services, impairment of equity investment, fair value of warrants issued, prepaid expenses, accounts payable and due to related parties. This was offset by a decrease in stock issued for financing, allowance for stock receivables, loss on conversion of AP, accrued expenses and note payable, and deferred financing fees paid in cash.

Cash used in investing activities increased to $13,173 for the nine months ended March 31, 2012 compared to no cash used in investing activities for the nine months ended March 31, 2011. The increase was due to the investment in unconsolidated investee of $13,173.

Cash flows provided by financing activities during the nine months ended March 31, 2012 increased to $182,535 compared to $159,373 for the nine months ended March 31, 2011, due to an increase in proceeds from the issuance of common stock offset by a decrease in proceeds from an equity drawdown agreement.

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

Going Concern

At March 31, 2012, we had $4,573 cash on-hand and an accumulated deficit of $4,045,760, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of March 31, 2012. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Revenue and Cost Recognition

The Company recognizes revenue using the accrual method of accounting wherein revenue is recognized when earned and expenses and costs are recognized when incurred. Since inception of the business on February 11, 2003 through March 31, 2012, the Company has not realized any revenue.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective:

-	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;
-	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two (2) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and
-	Documentation of all proper accounting procedures is not yet complete.
-	Prior to the issuance of the original filing on Form 10-Q for the quarter ended December 31, 2010, we determined that software development costs of $406,612 and previously capitalized costs of goods sold of $475,558 reported on the Company’s annual report in Form 10-K for the year ended June 30, 2010 included sub-licensing fees of $270,000 ($30,000 incurred for the year ended June 30, 2010) and officer salaries of $612,200 ($28,000 incurred for the year ended June 30, 2010) did not meet the capitalization criteria of the FASB ASC 350-40 “Internal Use Software”.
9

-	Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on conversion of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of the accounts payable with 354,864 shares of common stock. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally common stock payable valued at $7,500 for financing fees was unaccounted for and issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor. As of December 31, 2011, the fair value of the warrants of $43,986 and expenses of $24,700 were not recognized, resulting in an understatement of professional fees for the period ended December 31, 2011.

Due to the material weakness in internal control over financial reporting, we determined that the previously issued financial condition and results of operations disclosed in the our Annual Report on Form 10-K as of and for the year ended June 30, 2011 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, September 30, 2011 and December 31, 2011 can no longer be relied upon. This Form 10-Q for the three and nine months ended March 31, 2012 amends the March 31, 2011 consolidated financial statements. See Note 2.

As of the date of this current report, management has not had sufficient time to determine the impact of these errors on its financial condition, results of operations or cash flows reporting in prior periods. Accordingly, the financial condition and results of operations disclosed in the our Annual Report on Form 10-K as of and for the year ended June 30, 2011 and our Quarterly Reports on Form 10-Q for the periods ended September 30, 2011 and December 31, 2011 will be amended subsequent to the filing of this report.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have implemented the following changes:

▪	We have engaged an accounting firm that specializes in smaller reporting companies to perform our internal bookkeeping and external financial reporting;

▪	We have engaged a new securities legal counsel to perform consulting services and to review our filings for regulation compliance;

▪	We have expanded our current board of directors to include additional independent individuals willing to perform directorial functions; and

▪	We have increased our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the all the material weaknesses identified above.

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

None

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2012, the Company issued 520,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $51,463.

On February 2, 2012, the Company issued 25,000 shares of restricted common stock valued at $0.05 per share or $1,250 for finders’ fees and recorded as reduction of equity. The shares were valued at the fair market value on December 4, 2011, the grant date.

On February 8, 2012, the Company issued 20,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $2,030.

On February 13, 2012, the Company issued 100,000 shares of restricted common stock valued at $0.01 per share or $1,220 as payment for services. The shares were valued on January 22, 2012, the agreement date.

On February 13, 2012, the Company issued 312,500 shares of restricted common stock valued at $0.08 per share or $25,000 as payment of deferred financing fees in accordance with that filed in a Form 8-K on March 23, 2012. The shares were valued on February 12, 2012, the date of the agreement.

On February 14, 2012, the Company issued 82,730,482 shares of restricted common stock in accordance with an agreement with WMX for consulting services in exchange for a 45% non-dilutable equity stake in the Company. The agreement was terminated on March 8, 2012, and all shares returned as of March 31, 2012.

On February 22, 2012, the Company issued 30,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $2,986.

On February 23, 2012, the Company issued 1,666,667 shares of restricted common stock for cash consideration of approximately $0.03 per share or $5,038.

On February 23, 2012, the Company issued 22,500 shares of restricted common stock valued at $0.11 per share or $2,363 for finders’ fees and recorded as reduction of equity. The shares were valued on February 22, 2012, the grant date.

On February 23, 2012, the Company issued 45,000 shares of restricted common stock valued at $0.11 per share or $4,725 as payment for accrued officer compensation. The shares were valued on February 22, 2012, the grant date.

On February 27, 2012, the Company issued 27,000,000 shares of restricted common stock for cash consideration of approximately $0.10 per share or $27,189. The Company issued 26,730,000 shares in error due to issuing the shares at pre-reverse split amounts. The shares are being returned to the Company as of March 31, 2012.

On February 27, 2012, the Company issued 354,864 shares of free trading common stock valued at $0.19 per share or $66,500 as payment for services. The shares were valued on November 16, 2010, the grant date.

On February 27, 2012, the Company issued 199,819 shares of free trading common stock valued at $0.0001 per share or $19.50 upon the exercising of 194,955 warrants.

On March 13, 2012, the Company issued 200,000 shares of restricted common stock valued at $0.01 per share or $2,440 for finders’ fees and recorded as reduction of equity. The shares were valued on January 31, 2012, the grant date.

On March 13, 2012, the Company issued 183,322 shares of restricted common stock for cash consideration of approximately $0.03 per share or $5,540.

On March 13, 2012, the Company issued 300,000 shares of restricted common stock valued at $0.12 per share or $36,000 for prepaid services. The shares were valued on March 1, 2012, the issuance date per agreement.

On March 29, 2012, the Company issued 30,000 shares of restricted common stock valued at $0.25 per share or $7,500 for finders’ fees and recorded as reduction of equity. The shares were valued on October 23, 2010, the grant date.

On March 29, 2012, the Company issued 600,000 shares of restricted common stock valued at $0.10 per share or $60,000 for services. The shares were valued on March 6, 2012, the date the Company’s stock value exceeded a minimum of $0.03 per share for 20 consecutive days per the terms of a service agreement.

On March 29, 2012, the Company issued 2,550,000 shares of restricted common stock for cash consideration of approximately $0.01 per share or $25,704.

On March 29, 2012, the Company issued 50,000 shares of restricted common stock valued at $0.13 per share or $6,500 for finders’ fees and recorded as reduction of equity. The shares were valued on November 16, 2011, the date of the agreement.

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

Item 4.     Mine Safety Disclosures

None

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
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smart Kids Group, Inc.

Date:	May 21, 2012

By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer

