Form 10-K/A
period 2011-06-30
Smart Kids Group Inc.
filed 2012-06-08
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-153294

Smart Kids Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harvard Square, One Mifflin Place 4th Floor, Cambridge, Massachusetts	02138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (780) 222-6257

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

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

EXPLANATORY NOTE

This filing contains restated financial statements of Smart Kids Group, Inc. for the years ended June 30, 2011 and 2010. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees also were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and later issued in March 2012.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Statements of Cash Flow for the years ended June 30, 2011 and 2010 and for the period from inception (February 11, 2003) to June 30, 2011. Item 7, Item 8 and Item 9A have been updated to reflect the restatements for the years ended June 30, 2011 and 2010.

The following errors were found for the year ended June 30, 2010:

•	Accounts payable and accrued expenses were understated by $5,612 due to unrecorded legal fees;
•	Accumulated deficit during the development stage was understated by $5,612;
•	Legal and professional fees were understated by $5,612 due to unrecorded legal fees; and
•	Net loss for the year ended June 30, 2010 was understated by $5,612.

The effects on our previously issued June 30, 2010 financial statements are as follows:

Balance Sheet

	June 30, 2010		June 30, 2010
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$110,079	$5,612	$115,691
Total current liabilities	$633,778	$5,612	$639,390
Accumulated deficit during the development stage	$(2,576,762)	$(5,612)	$(2,582,374)
Total liabilities and stockholders’ deficit	$15,769	$-	$15,769

Statement of Operations

	For the Year Ended		For the Year Ended
	June 30, 2010		June 30, 2010
	As Filed	Adjustments	Restated
Legal and professional fees	$170,392	$5,612	$176,004
Total operating expense	$382,121	$5,612	$387,733
Loss before other expenses	$(382,121)	$(5,612)	$(387,733)
Net loss	$(653,819)	$(5,612)	$(659,431)
Net loss per common share - basic	$(0.01)	-	$(0.01)

Statement of Cash Flows

	For the Year Ended		For the Year Ended
	June 30, 2010		June 30, 2010
	As Filed	Adjustments	Restated
Net loss	$(653,819)	$(5,612)	$(659,431)
Accounts payable and accrued expenses	$25,060	$5,612	$30,672

Statement of Stockholders’ Deficit

	Total stockholders’		Total stockholders’
	Deficit June 30, 2010		Deficit June 30, 2010
	As filed	Adjustments	Restated
Net loss	$(653,819)	$(5,612)	$(659,431)

The following errors were found for the year ended June 30, 2011 and for the period from inception (February 11, 2003) to June 30, 2011:

•	Accounts payable and accrued expenses were understated by $2,112 due to unrecorded legal fees;
•	Additional paid-in capital was overstated by $64,800 due to incorrectly expensing finder’s fees;
•	Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
•	Accumulated deficit during the development stage was understated by $11,312;
•	Legal and professional fees were overstated by $64,800 for the year ended June 30, 2011, and $59,188 for the period from inception (February 11, 2003) to June 30, 2011 due to incorrectly expensing finder’s fees;
•	Loss on settlement of accounts payable was understated by $63,000 due to the settlement of accounts payable of $3,500 with stock valued at 66,500 for the year ended June 30, 2011, and for the period from inception (February 11, 2003) to June 30, 2011;
•	Finance and interest expense was understated by $7,500 for the year ended June 30, 2011, and for the period from inception (February 11, 2003) to June 30, 2011;
•	Net loss for the year ended June 30, 2011 was understated by $5,700 for the year ended June 30, 2011, and $11,312 for the period from inception (February 11, 2003) to June 30, 2011;
•	Issuance of common stock – services was overstated by $64,800 for the year ended June 30, 2011, and for the period from inception (February 11, 2003) to June 30, 2011 due to incorrectly expensing finder’s fees;
•	Issuance of common stock- financing fees was understated by $7,500 for the year ended June 30, 2011, and for the period from inception (February 11, 2003) to June 30, 2011 due to unrecorded financing fees;
•	Cash used for accounts payable and accrued expenses were understated by $5,612 for the period from inception (February 11, 2003) to June 30, 2011; and
•	Non-cash investing and financing activities for stock issued for accounts payable, accrued expenses and note payable were understated by $3,500 for the period from inception (February 11, 2003) to June 30, 2011.

The effects on our previously issued June 30, 2011 financial statements are as follows:

Balance Sheet

	June 30, 2011		June 30, 2011
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$213,639	$2,112	$215,751
Total current liabilities	$785,845	$2,112	$787,957
Additional paid-in capital	$2,373,916	$(64,800)	$2,309,116
Common stock payable	$97,157	$74,000	$171,157
Accumulated deficit during the development stage	$(3,289,879)	$(11,312)	$(3,301,191)
Total liabilities and stockholders’ deficit	$20,909	$-	$20,909

Statement of Operations

	Year ended		Year ended
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$405,827	$(64,800)	$341,027
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expenses	$653,648	$(1,800)	$651,848
Loss before other expenses and income taxes	$(653,648)	$1,800	$(651,848)
Finance and interest expense	$(54,724)	$(7,500)	$(62,224)
Total other expenses	$(59,469)	$(7,500)	$(66,969)
Net loss	$(713,117)	$(5,700)	$(718,817)
Net loss per common share - basic	$0.00	$-	$0.00

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$1,064,489	$(59,188)	$1,005,301
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expenses	$2,958,712	$3,812	$2,962,524
Loss before other expenses and income taxes	$(2,958,712)	$(3,812)	$(2,962,524)
Finance and interest expense	$(326,422)	$(7,500)	$(333,922)
Total other expenses	$(331,167)	$(7,500)	$(338,667)
Net loss	$(3,289,879)	$(11,312)	$(3,301,191)

Statement of Cash Flows

	For the year ended		For the year ended
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Net loss	$(713,117)	$(5,700)	$(718,817)
Issuance of common stock- services	$261,095	$(64,800)	$196,295
Issuance of common stock- financing fees	$18,400	$7,500	$25,900
Loss on settlement of accounts payable	$—	$63,000	$63,000
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$18,000	$3,500	$21,500

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Net loss	$(3,289,879)	$(11,312)	$(3,301,191)
Issuance of common stock- services	$311,095	$(64,800)	$246,295
Issuance of common stock- financing fees	$286,900	$7,500	$294,400
Loss on settlement of accounts payable	$—	$63,000	$63,000
Accounts payable and accrued expenses	$470,011	$5,612	$475,623
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$855,172	$3,500	$858,672

Statement of Stockholders’ Deficit

	Total stockholders’		Total stockholders’
	Deficit June 30, 2011		Deficit June 30, 2011
	As filed	Adjustments	Restated
Issuance of common stock-services	$108,992	$(64,800)	$44,192
Issuance of common stock-financing fees	$18,400	$7,500	$25,900
Issuance of common stock for settlement of AP, accrued expense and note payable	$18,000	$66,500	$84,500
Net loss	$(713,117)	$(5,700)	$(718,817)
5

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

In the next twelve months, we plan on repackaging our existing products for sale and developing new media products based on our licensed intellectual property. Please see Item 1, Business for an overview of the Company plans. We launched our Company website in April, 2011, (www.smartkidsgroup.com) . To development our new television series and continue improvements of our interactive website and business plan, we will need roughly $2.3 million in capital. Because capital is a prerequisite to the implementation of our business plan, we have been actively searching for financing opportunities. As such, we need additional capital to continue as a going concern.

This filing contains restated financial statements of Smart Kids Group, Inc. for the years ended June 30, 2011 and 2010. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees also were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and later issued in March 2012.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Statements of Cash Flow for the years ended June 30, 2011 and 2010 and for the period from inception (February 11, 2003) to June 30, 2011. Item 7, Item 8 and Item 9A have been updated to reflect the restatements for the years ended June 30, 2011 and 2010.

Results of Operations for the years ended June 30, 2011 and 2010

Revenues. We had no revenues from our inception on February 11, 2003 to June 30, 2011. We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses . Our operating expenses include salaries and wages, professional fees, general and administrative, sub-licensing fees, and an allowance for stock receivable. For the year ended June 30, 2011, we incurred an operating loss of $651,848 compared to an operating loss of $387,733 for the year ended June 30, 2010, a change of (68%). This increase was primarily due to greater legal and professional fees of $165,023 primarily due to consulting and accounting fees, sub-licensing fees of $29,533, loss on settlement of accounts payable of $63,000, and an allowance for stock receivable of $57,040 associated with our equity drawdown agreement. The increase was offset by a decrease in salaries and wages of $62,217 due to our Board of Directors passing a resolution, with the acceptance of our officers, for the Company to no longer incur any accrued unpaid officers’ salaries effective January 1, 2010. On January 1, 2011, our Board of Directors reinstated the salaries of our remaining two officers’ salaries at a lower rate.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss . We had a net loss of $718,817 for the year ended June 30, 2011 compared to a net loss of $659,431, respectively, for the year ended June 30, 2010. The decrease was primarily due to the increase in operating expenses stated above offset by a decrease in finance and interest expense of $209,474 due to less stock issued to existing stock holders as a good faith financing expense.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $16,345 and total assets in the amount of $20,909. Our total current liabilities as of June 30, 2011 were $787,957. We had an accumulated deficit of $3,301,191 and a working capital deficit of $771,612 as of June 30, 2011.

Cash used in operating activities decreased to $182,915 for the year ended June 30, 2011 compared to $226,428 for the year ended June 30, 2010 as a result of a decrease in financing fees, offset by an increase in stock for services, allowance for stock receivable, prepaid expenses, and accounts payable and accrued expenses.

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

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. Stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods .

Item 8. Financial Statements and Supplementary Data

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2011 and 2010 (Restated)
F-3	Statements of Operations for the Years Ended June 30, 2011 and June 30, 2010 and the period from inception (February 11, 2003) to June 30, 2011(Restated)
F-4	Statement of Stockholders’ Deficit from inception (February 11, 2003) to June 30, 2011(Restated)
F-6	Statements of Cash Flows for the Years Ended June 30, 2011 and June 30, 2010 and the period from inception (February 11, 2003) to June 30, 2011(Restated)
F-8	Notes to Financial Statements(Restated)
10

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 27, 2011, except from Note 2 as to which the date is June 6, 2012

SMART KIDS GROUP, INC.

(A Development Stage Company)

Balance Sheets
(unaudited)

	June 30,	June 30,
	2011	2010
	(Restated)	(Restated)
ASSETS

Current assets
Cash	$4,595	$103
Prepaid expenses	11,750	—
Total current assets	16,345	103

Fixed assets
Equipment, net of accumulated depreciation of $737 and $567, respectively	340	567

Investment in unconsolidated investee	99	99

Other assets
Deferred financing fee	—	15,000
Software development costs, net of accumulated amortization of $1,375 and $0, respectively	4,125	—
Total assets	$20,909	$15,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$215,751	$115,691
Note payable	—	5,849
Accrued expenses-related parties	572,206	517,850
Total current liabilities	787,957	639,390
Total liabilities	787,957	639,390

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 538,702,504 and 233,287,209, respectively	53,870	23,328
Additional paid-in capital	2,309,116	1,979,522
Common stock payable	171,157	19,553
Common stock receivable	—	(63,650)
Accumulated deficit during the development stage	(3,301,191)	(2,582,374)
Total stockholders' deficit	(767,048)	(623,621)
Total liabilities and stockholders’ deficit	20,909	15,769

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended		From inception
	June 30,	June 30,	(February 11, 2003) to
	2011	2010	June 30, 2011
	(Restated)	(Restated)	(Restated)
Revenues	$—	$—	$—
Cost of goods sold	—	—	—
Gross loss	—	—	—

Operating expenses
Salaries and wages	109,783	172,000	1,357,954
Legal and professional fees	341,027	176,004	1,005,301
General and administrative expenses	21,163	9,427	149,092
Sub-licensing expense	59,835	30,302	330,137
Allowance for stock receivable	57,040	—	57,040
Loss on settlement of accounts payable	63,000	—	63,000
Total operating expenses	651,848	387,733	2,962,524

Loss before other expenses and income taxes	(651,848)	(387,733)	(2,962,524)

Other expenses
Finance and interest expense	(62,224)	(271,698)	(333,922)
Loss on conversion of note payable	(4,745)	—	(4,745)
Total other expenses	(69,969)	(271,698)	(338,667)

Loss before provision for income taxes	(718,817)	(659,431)	(3,301,191)

Provision for income taxes	—	—	—

Net loss	$(718,817)	$(659,431)	$(3,301,191)

Net loss per common share – basic	$0.00	$(0.01)
Weighted average number of common shares outstanding-basic	354,659,813	130,204,621

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From Inception (February 11, 2003) to June 30, 2011

								Deficit accumulated
	Preferred Stock		Common Stock		Additional paid-in	Stock	Stock	During the development	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	payable	receivable	stage	deficit
Balance at inception – February 11, 2003	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	100	—	1	—		—	1
Net loss	—	—	—	—	—	—		—	—
Balance at June 30, 2003	—	$—	100	$—	$1	$—	$—	$—	$1
Net loss	—	—	—	—	—	—		(81,584)	(81,584)
Balance at June 30, 2004	—	$—	100	$—	$1	$—	$—	$(81,584)	$(81,583)
Issuance of common stock	—	—	121,178,500	12,118	87,914	—		—	100,032
Adjustment	—	—	(100)	—	—	—		—	—
Net loss	—	—	—	—	—	—		(43,840)	(43,840)
Balance at June 30, 2005	—	$—	121,178,500	$12,118	$87,915	$—	$—	$(125,424)	$(25,391)
Net loss	—	—	—	—	—	—		(230,908)	(230,908)
Balance at June 30, 2006	—	$—	121,178,500	$12,118	$87,915	$—	$—	$(356,332)	$(256,299)
Net loss	—	—	—	—	—	—		(295,914)	(295,914)
Balance at June 30, 2007	—	$—	121,178,500	$12,118	$87,915	$—	$—	$(652,246)	$(552,213)
Issuance of common stock	—	—	1,570,000	157	104,843	—		—	105,000
Net loss	—	—	—	—	—	—		(485,168)	(485,168)
Balance at June 30, 2008	—	$—	122,748,500	$12,275	$192,758	$—	$—	$(1,137,414)	$(932,381)
Issuance of common stock- cash	—	—	—	—	—	134,600		—	134,600
Net loss	—	—	—	—	—	—		(785,529)	(785,529)
Balance at June 30, 2009	—	$—	122,748,500	$12,275	$192,758	$134,600	$—	$(1,922,943)	$(1,583,310)

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From Inception (February 11, 2003) to June 30, 2011 (continued)

	Preferred Stock		Common Stock		Additional	Stock	Stock	Deficit accumulated during	Total stockholders’
		Amount	Shares	Amount	paid-in capital	payable	receivable	the development stage	deficit
Balance at June 30, 2009	—	$—	122,748,500	$12,275	$192,758	$134,600	$—	$(1,922,943)	$(1,583,310)
Issuance of common stock – cash	—	—	4,066,737	407	340,343	(115,047)	—	—	225,703
Issuance of common stock – services	—	—	500,000	50	49,950	—	—	—	50,000
Issuance of common stock – drawdown equity agreement	—	—	10,000,000	1,000	62,650	—	(63,650)	—	—
Issuance of common stock – finance fees	—	—	2,917,500	292	268,208	—	—	—	268,500
Issuance of common stock – accrued officer salaries/expense	—	—	93,054,472	9,304	825,613	—	—	—	834,917
Contribution of common stock by shareholder to pay accounts payable	—	—	—	—	240,000	—	—	—	240,000
Net loss	—	—	—	—	—	—	—	(659,431)	(659,431)
Balance at June 30, 2010 (Restated)	—	$—	233,287,209	$23,328	$1,979,522	$19,553	$(63,650)	$(2,582,374)	$(623,621)
Issuance of common stock- cash	—	—	132,025,000	13,203	116,380	12,804	—	—	142,387
Finder’s fee	—	—	—	—	(64,800)	64,800	—	—	—
Issuance of common stock- services	—	—	11,375,001	1,138	43,054	—	—	—	44,192
Issuance of common stock- drawdown equity agreement	—	—	28,000,000	2,800	42,610	—	63,650	—	109,060
Issuance of common stock- financing fees	—	—	3,280,000	328	18,072	7,500	—	—	25,900
Issuance for software development costs	—	—	2,500,000	250	5,250	—	—	—	5,500
Issuance for prepaid services	—	—	113,235,294	11,323	152,528	—	—	—	163,851
Issuance for conversion of AP, accrued expense and note payable	—	—	15,000,000	1,500	16,500	66,500	—	—	84,500
Net loss	—	—	—	—	—	—	—	(718,817)	(718,817)
Balance at June 30, 2011 (Restated)	—	$—	538,702,504	$53,870	$2,309,116	$171,157	$—	$(3,301,191)	$(767,048)

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year ended		From inception
	June 30,	June 30,	(February 11, 2003) to
	2011	2010	June 30, 2011
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(718,817)	$(659,431)	$(3,301,191)

Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of common stock- services	196,295	50,000	246,295
Issuance of common stock- financing fees	25,900	268,500	294,400
Loss on settlement of accounts payable	63,000	—	63,000
Loss on conversion of note payable	4,745	—	4,745
Allowance for stock receivable	57,040	—	57,040
Depreciation and amortization	1,602	227	10,744
Deferred financing fee	15,000	—	15,000
Changes in operating assets and liabilities:
Organizational costs	—	—	(8,575)
Accounts payable and accrued expenses	111,913	30,672	475,623
Accrued expenses-related parties	60,407	83,604	1,395,155
Net cash used in operating activities	(182,915)	(226,428)	(747,764)

Cash flows from investing activities:
Investment in unconsolidated investee	—	(99)	(99)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	—	(99)	(1,233)

Cash flows from financing activities:
Proceeds from the issuance of stock	142,387	225,703	707,723
Proceeds from equity drawdown agreement	45,020	—	45,020
Proceeds from note payable	—	5,849	5,849
Payment on deferred financing fees	—	(5,000)	(5,000)
Net cash provided by financing activities	187,407	226,552	753,592

Net increase in cash	4,492	25	4,595
Cash, beginning of year	103	78	—
Cash, end of year	$4,595	$103	$4,595

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(continued)

	Years ended		From inception
	June 30,	June 30,	(February 11, 2003)
	2011	2010	to March 31, 2011
	(Restated)	(Restated)	(Restated)
Supplemental disclosure of cash flow information:
Cash paid for
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Stock issued for prepaid expense	$11,750	$—	$11,750
Stock issued for equity drawdown agreement	$—	$63,650	$63,650
Stock issued for software development	$5,500	$—	$5,500
Stock issued for accounts payable, accrued expense and note payable	$21,500	$834,917	$858,672
Payment of accounts payable by shareholder	$—	$240,000	$240,000

The accompanying notes are an integral part of these financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to Financial Statements

(Restated)

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue in the United States of America, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $718,817 and $659,431 for the years ended June 30, 2011 and 2010, and a working capital deficiency of $771,612 at June 30 2011. Management believes that additional capital will be respectively required to fund operations through June 30, 2012 and beyond, as it attempts to generate revenues, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stockholders’ Equity

The Company has properly charged its offering costs directly attributable to a proposed or actual offering of securities against the gross proceeds of the offerings. We have recorded such costs as a reduction of equity.

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

NOTE 2. RESTATEMENT FOR THE YEAR ENDED JUNE 30, 2011 AND 2010

The financial statements for the years ended June 30, 2011 and 2010 have been restated for the following matter. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees also were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, Stockholders’ Deficit, and Statements of Cash Flow for the years ended June 30, 2011 and 2010 and for the period from inception (February 11, 2003) to June 30, 2011. Item 7, Item 8, and Item 9A have been updated to reflect the restatements for the years ended June 30, 2011 and 2010.

The following errors were found for the year ended June 30, 2010:

•	Accounts payable and accrued expenses were understated by $5,612 due to unrecorded legal fees;
•	Accumulated deficit during the development stage was understated by $5,612;
•	Legal and professional fees were understated by $5,612 due to unrecorded legal fees; and
•	Net loss for the year ended June 30, 2010 was understated by $5,612.

The effects on our previously issued June 30, 2010 financial statements are as follows:

Balance Sheet

	June 30, 2010		June 30, 2010
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$110,079	$5,612	$115,691
Total current liabilities	$633,778	$5,612	$639,390
Accumulated deficit during the development stage	$(2,576,762)	$(5,612)	$(2,582,374)
Total liabilities and stockholders’ deficit	$15,769	$-	$15,769

Statement of Operations

	For the Year Ended		For the Year Ended
	June 30, 2010		June 30, 2010
	As Filed	Adjustments	Restated
Legal and professional fees	$170,392	$5,612	$176,004
Total operating expense	$382,121	$5,612	$387,733
Loss before other expenses	$(382,121)	$(5,612)	$(387,733)
Net loss	$(653,819)	$(5,612)	$(659,431)
Net loss per common share - basic	$(0.01)	$-	$(0.01)

Statement of Cash Flows

	For the Year Ended		For the Year Ended
	June 30, 2010		June 30, 2010
	As Filed	Adjustments	Restated
Net loss	$(653,819)	$(5,612)	$(659,431)
Accounts payable and accrued expenses	$25,060	$5,612	$30,672

Statement of Stockholders’ Deficit

	Total stockholders’		Total stockholders’
	Deficit June 30, 2010		Deficit June 30, 2010
	As filed	Adjustments	Restated
Net loss	$(653,819)	$(5,612)	$(659,431)
F-12

The following errors were found for the year ended June 30, 2011 and for the period from inception (February 11, 2003) to June 30, 2011:

•	Accounts payable and accrued expenses were understated by $2,112 due to unrecorded legal fees;
•	Additional paid-in capital was overstated by $64,800 due to incorrectly expensing finder’s fees;
•	Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
•	Accumulated deficit during the development stage was understated by $11,312;
•	Legal and professional fees were overstated by $64,800 for the year ended June 30, 2011, and $59,188 from inception (February 11, 2003) to June 30, 2011 due to incorrectly expensing finder’s fees;
•	Loss on settlement of accounts payable was understated by $63,000 due to the settlement of accounts payable of $3,500 with stock valued at 66,500 for the year ended June 30, 2011, and from inception (February 11, 2003) to June 30, 2011;
•	Finance and interest expense was understated by $7,500 for the year ended June 30, 2011, and from inception (February 11, 2003) to June 30, 2011;
•	Net loss for the year ended June 30, 2011 was understated by $5,700 for the year ended June 30, 2011, and $11,312 from inception (February 11, 2003) to June 30, 2011;
•	Issuance of common stock – services was overstated by $64,800 for the year ended June 30, 2011, and from inception (February 11, 2003) to June 30, 2011 due to incorrectly expensing finder’s fees;
•	Issuance of common stock- financing fees was understated by $7,500 for the year ended June 30, 2011, and from inception (February 11, 2003) to June 30, 2011 due to unrecorded financing fees;
•	Cash used for accounts payable and accrued expenses were understated by $5,612 for the period from inception (February 11, 2003) to June 30, 2011; and
•	Non-cash investing and financing activities for stock issued for accounts payable, accrued expenses and note payable were understated by $3,500 for the period from inception (February 11, 2003) to June 30, 2011.

The effects on our previously issued June 30, 2011 financial statements are as follows:

Balance Sheet

	June 30, 2011		June 30, 2011
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$213,639	$2,112	$215,751
Total current liabilities	$785,845	$2,112	$787,957
Additional paid-in capital	$2,373,916	$(64,800)	$2,309,116
Common stock payable	$97,157	$74,000	$171,157
Accumulated deficit during the development stage	$(3,289,879)	$(11,312)	$(3,301,191)
Total liabilities and stockholders’ deficit	$20,909	$-	$20,909

Statement of Operations

	Year ended		Year ended
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$405,827	$(64,800)	$341,027
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expenses	$653,648	$(1,800)	$651,848
Loss before other expenses and income taxes	$(653,648)	$1,800	$(651,848)
Finance and interest expense	$(54,724)	$(7,500)	$(62,224)
Total other expenses	$(59,469)	$(7,500)	$(66,969)
Net loss	$(713,117)	$(5,700)	$(718,817)
Net loss per common share - basic	$0.00	$-	$0.00

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$1,064,489	$(59,188)	$1,005,301
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expenses	$2,958,712	$3,812	$2,962,524
Loss before other expenses and income taxes	$(2,958,712)	$(3,812)	$(2,962,524)
Finance and interest expense	$(326,422)	$(7,500)	$(333,922)
Total other expenses	$(331,167)	$(7,500)	$(338,667)
Net loss	$(3,289,879)	$(11,312)	$(3,301,191)

Statement of Cash Flows

	For the year ended		For the year ended
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Net loss	$(713,117)	$(5,700)	$(718,817)
Issuance of common stock- services	$261,095	$(64,800)	$196,295
Issuance of common stock- financing fees	$18,400	$7,500	$25,900
Loss on settlement of accounts payable	$—	$63,000	$63,000
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$18,000	$3,500	$21,500

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	June 30, 2011		June 30, 2011
	As Filed	Adjustment	Restated
Net loss	$(3,289,879)	$(11,312)	$(3,301,191)
Issuance of common stock- services	$311,095	$(64,800)	$246,295
Issuance of common stock- financing fees	$286,900	$7,500	$294,400
Loss on settlement of accounts payable	$—	$63,000	$63,000
Accounts payable and accrued expenses	$470,011	$5,612	$475,623
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$855,172	$3,500	$858,672

Statement of Stockholders’ Deficit

	Total stockholders’		Total stockholders’
	Deficit June 30, 2011		Deficit June 30, 2011
	As filed	Adjustments	Restated
Issuance of common stock-services	$108,992	$(64,800)	$44,192
Issuance of common stock-financing fees	$18,400	$7,500	$25,900
Issuance of common stock for settlement of AP, accrued expense and note payable	$18,000	$66,500	$84,500
Net loss	$(713,117)	$(5,700)	$(718,817)

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

The shares were issued as follows:

Issue Date	Shares Issued	Value Per Share	Issuance Valuation
June 35, 2010	10,000,000	$0.0064	$63,650
September 21, 2010	10,000,000	$0.001	9,500
November 15, 2010	18,000,000	$0.002	35,910
	38,000,000		109,060
Less allowance recorded during the year ended June 30, 2011			(57,040)
Less proceeds received during the year ended June 30, 2011			(52,020)
Stock receivable as of June 30, 2011			$—

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

During the year ended June 30, 2008, the Company issued 1,570,000 shares of common stock valued at $105,000

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

As of June 30, 2011, the Company has received $32,357 for the purchase of common stock and granted shares of common stock as a finder’s fee valued at $64,800, financing fee of $7,500, payment of accounts payable of $3,500 and loss on conversion of accounts payable of $63,000 that has not been issued as of June 30, 2011.

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

The components of the Company’s deferred tax asset as of June 30, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry forward	$251,586	$230,800
Non-deductible stock compensation	(68,703)	—
Financing fees	(9,065)	—
Allowance for stock receivable	(19,964)	—
Loss on conversion of debt	(23,711)
Change in valuation allowance	(130,143)	(230,800)
Net deferred tax asset	$—	$—

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2011	2010	Since Inception
Tax at statutory rate (35%)	$1,035,634	$903,830	$1,035,634
Valuation allowance	(1,035,634)	(903,830)	(1,035,634)
Net deferred tax asset	$—	$—	$—

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards of $2,958,954 start to expire in 2023.

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
F-22

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

▪ Documentation of all proper accounting procedures is not yet complete; and

▪ Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees also were expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012.

Due to the material weakness in internal control over financial reporting, we determined that the previously issued financial condition and results of operations disclosed in the our Annual Report on Form 10-K as of and for the year ended June 30, 2011 and the our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, September 30, 2011 and December 31, 2011 could no longer be relied upon. This Form 10-K/A for the year ended June 30, 2011 amends the June 30, 2011 and 2010 consolidated financial statements.

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

11

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

12

 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Kids Group, Inc.

By:	/s/ Thomas Guerriero
Thomas Guerriero Chief Executive Officer

June 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas Guerriero
Thomas Guerriero Chief Executive Officer

June 8, 2012

13