Form 10-Q/A
period 2011-09-30
Smart Kids Group Inc.
filed 2012-06-08
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

(Amendment No. 1)

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
(Registrant’s telephone number)
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

EXPLANATORY NOTE

This filing contains restated financial statements of Smart Kids Group, Inc. for the period ended September 30, 2011 and 2010. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it was incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor for legal services. As of September 30, 2011, the fair value of the warrants of $43,986 were not recognized, resulting in an understatement of professional fees for the period ended September 30, 2011.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months ended September 30, 2011 and 2010 for the period from inception (February 11, 2003) to September 30, 2011.

The following errors were found for the three months ended September 30, 2010:

  Accounts payable and accrued expenses were understated by $5,612 due to unrecorded legal fees; and
  Accumulated deficit during the development stage was understated by $5,612.

The effects on our previously issued September 30, 2010 financial statements are as follows:

Balance Sheet

	September 30, 2010		September 30, 2010
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$105,129	$5,612	$110,741
Total current liabilities	$891,837	$5,612	$897,449
Accumulated deficit during the development stage	$(2,931,333)	$(5,612)	$(2,936,945)
Total Liabilities and Stockholders Deficit	$17,519	$-	$17,519

The following errors were found for the three months ended September 30, 2011 and for the period from inception (February 11, 2003) to Septemeber 30, 2011:

  Accounts payable and accrued expenses were understated by $2,112 due to unrecorded legal fees;
  Additional paid-in capital was overstated by $20,814 due to the Company not recognizing the granting of warrants valued at $43,986, offset by $64,800 due to incorrectly expensing finder’s fees;
  Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
  Accumulated deficit during the development stage was understated by $55,298;
  Legal and professional fees were understated by $43,986 for the three months ended September 30, 2011 due to the granting of warrants;
  Net loss was understated by $43,986 for the three months ended September 30, 2011;
  Legal and professional fees were overstated by $15,202 for the period from inception (February 11, 2003) to September 30, 2011;
  Loss on settlement of accounts payable was understated by $63,000 for the period from inception (February 11, 2003) to September 30, 2011;
  Finance and interest expense was understated by $7,500 for the period from inception (February 11, 2003) to September 30, 2011;
  Cash used for accounts payable and accrued expenses were understated by $5,612 for the period from inception (February 11, 2003) to September 30, 2011; and
  Non-cash investing and financing activities for stock issued for accounts payable, accrued expenses and note payable were understated by $3,500 for the period from inception (February 11, 2003) to September 30, 2011.
2

The effects on our previously issued September 30, 2011 financial statements are as follows:

Balance Sheet

	September 30, 2011		September 30, 2011
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$259,982	$2,112	$262,094
Total current liabilities	$860,888	$2,112	$863,000
Additional paid-in capital	$3,119,224	$(20,814)	$3,098,410
Common stock payable	$17,746	$74,000	$91,746
Accumulated deficit during the development stage	$(3,481,379)	$(55,298)	$(3,536,677)
Total liabilities and stockholders’ deficit	$517,404	$-	$517,404

Statement of Operations

	Three months ended		Three months ended
	September 30, 2011		September 30, 2011
	As Filed	Adjustments	Restated
Legal and professional fees	$115,403	$43,986	$159,389
Total operating expense	$185,134	$43,986	$229,120
Loss before other expenses and income taxes	$(185,134)	$(43,986)	$(229,120)
Net loss	$(191,500)	$(43,986)	$(235,486)
Net loss per common share - basic	$(0.03)	$-	$(0.03)

Statement of Operations

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	September 30, 2011		September 30, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$1,179,892	$(15,202)	$1,164,690
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$3,143,846	$47,798	$3,191,644
Loss before other expenses and income taxes	$(3,143,846)	$(47,798)	$(3,191,644)
Finance and interest expense	$(332,788)	$(7,500)	$(340,288)
Net loss	$(3,481,379)	$(55,298)	$(3,536,677)

Statement of Cash Flows

	Three months ended		Three months ended
	September 30, 2011		September 30, 2011
	As Filed	Adjustments	Restated
Net loss	$(191,500)	$(43,986)	$(235,486)
Fair value of warrants	$—	$43,986	$43,986

3

Statement of Cash Flows

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	September 30, 2011		September 30, 2011
	As Filed	Adjustment	Restated
Net loss	$(3,481,379)	$(55,298)	$(3,536,677)
Issuance of common stock-services	$374,934	$(64,800)	$310,134
Issuance of common stock-financing fees	$286,900	$7,500	$294,400
Fair value of warrants	$—	$43,986	$43,986
Loss on settlement of accounts payable	$—	$63,000	$63,000
Accounts payable and accrued expenses	$516,354	$5,612	$521,966
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$855,172	$3,500	$858,672
4

5

PART I - FINANCIAL INFORMATION

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2011	2011
	(Restated)	(Audited)
ASSETS
Current assets
Cash	$1,739	$4,595
Prepaids	511,944	11,750
Total current assets	513,683	16,345
Fixed assets
Equipment, net of accumulated depreciation of $851 and $737, respectively	283	340
Investment in unconsolidated investee	—	99
Other assets
Software development costs, net of accumulated amortization of $2,063 and $1,375, respectively	3,438	4,125
Total assets	$517,404	$20,909
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$262,094	$215,751
Accrued expenses – related parties	600,906	572,206
Total current liabilities	863,000	787,957
Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 9,251,692 and 5,387,025, respectively	925	539
Additional paid-in capital	3,098,410	2,362,447
Common stock payable	91,746	171,157
Accumulated deficit during the development stage	(3,536,677)	(3,301,191)
Total stockholders' deficit	(345,596)	(767,048)
Total liabilities and stockholders' deficit	$517,404	$20,909

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

			From inception
			(February 11,
	For the three months ended		2003) to
	September 30,	September 30,	September 30,
	2011 (Restated)	2010 (Restated)	2011 (Restated)
Revenues	$—	$—	$—

Cost of goods sold	—	—	—
Gross loss	—	—	—

Operating expenses
Salaries and wages	32,506	1,037	1,390,460
Legal and professional fees	159,389	56,312	1,164,690
General and administrative expenses	11,921	5,814	161,013
Sub-licensing expense	15,000	273,008	345,137
Allowance on stock receivable	—	—	57,040
Impairment of equity investments	10,304	—	10,304
Loss on settlement of accounts payable	—	—	63,000
Total operating expenses	229,120	336,171	3,191,644

Loss before other expenses and income taxes	(229,120)	(336,171)	(3,191,644)

Other expense
Finance and interest expense	(6,366)	(18,400)	(340,288)
Loss on conversion of note payable	—	—	(4,745)
Total other expense	(6,366)	(18,400)	(345,033)

Net loss	$(235,486)	$(354,571)	$(3,536,677)

Net loss per common share – basic	$(0.03)	$(0.13)

Weighted average number of common shares outstanding-basic	7,287,083	2,626,822

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			From Inception
	Three months ended	Three months ended	(February 11, 2003) to
	September 30, 2011	September 30, 2010	September 30, 2011
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(235,486)	$(354,571)	$(3,536,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock- services	63,839	22,863	310,134
Issuance of common stock- sub-licensing fee	—	10,000	—
Issuance of common stock- financing fees	—	18,400	294,400
Fair value of warrants	43,986	—	43,986
Loss on settlement of accounts payable	—	—	63,000
Loss on conversion of note payable	—	—	4,745
Allowance on stock receivable	—	—	57,040
Depreciation and amortization	744	57	11,488
Deferred financing fee	—	—	15,000
Impairment of equity investments	10,304	—	10,304
Changes in current assets and liabilities:
Organizational costs	—	—	(8,575)
Prepaid expense	—	(1,500)	—
Accounts payable and accrued expenses	46,343	(4,951)	521,966
Accrued expenses - related parties	28,700	263,009	1,423,855
Net cash used in operating activities	(41,570)	(46,693)	(789,334)

Cash flows from investing activities:
Investment in unconsolidated investee	(10,205)	—	(10,304)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	(10,205)	—	(11,438)

Cash flows from financing activities:
Proceeds from the issuance of stock	48,919	47,000	756,642
Proceeds from equity draw down agreement	—	—	45,020
Proceeds from note payable	—	—	5,849
Payment on deferred financing fees	—	—	(5,000)
Net cash provided by financing activities	48,919	47,000	802,511

(Decrease) increase in cash	(2,856)	307	1,739
Cash, beginning of period	4,595	103	—
Cash, end of period	$1,739	$410	$1,739

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(Continued)

			From Inception
	Three months ended	Three months ended	(February 11, 2003) to
	September 30, 2011	September 30, 2010	September 30, 2011
	(Restated)	(Restated)	(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Stock issued for prepaid expense	$558,000	$—	$569,750
Stock issued for equity draw down	$—	$9,500	$109,060
Stock issued for software development	$—	$—	$5,500
Stock issued for accounts payable, accrued expense, and note payable	$—	$—	$858,672
Payment of accounts payable by shareholder	$—	$—	$240,000

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $235,486 and $354,571 for the three months ended September 30, 2011 and 2010, respectively, accumulated deficit of $3,536,677 and a working capital deficiency of $349,317 at September 30, 2011.

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

NOTE 2. CORRECTION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The financial statements for the periods ended September 30, 2011 and 2010 have been restated for the following matter. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor. As of September 30, 2011, the fair value of the warrants of $43,986 were not recognized, resulting in an understatement of professional fees for the period ended September 30, 2011.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months ended September 30, 2011 and 2010 and for the period from inception (February 11, 2003) to June 30, 2011.

The following errors were found for the three months ended September 30, 2010:

  Accounts payable and accrued expenses were understated by $5,612 due to unrecorded legal fees; and
  Accumulated deficit during the development stage was understated by $5,612.

The effects on our previously issued September 30, 2010 financial statements are as follows:

Balance Sheet

	September 30, 2010		September 30, 2010
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$105,129	$5,612	$110,741
Total current liabilities	$891,837	$5,612	$897,449
Accumulated deficit during the development stage	$(2,931,333)	$(5,612)	$(2,936,945)
Total liabilities and stockholders’ deficit	$17,519	$-	$17,519

The following errors were found for the three months ended September 30, 2011 and for the period from inception (February 11, 2003) to September 30, 2011:

  Accounts payable and accrued expenses were understated by $2,112 due to unrecorded legal fees;
  Additional paid-in capital was overstated by $20,814 due to the Company not recognizing the granting of warrants valued at $43,986, offset by $64,800 due to incorrectly expensing finder’s fees;
  Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
  Accumulated deficit during the development stage was understated by $55,298;
  Legal and professional fees were understated by $43,986 for the three months ended September 30, 2011 due to the granting of warrants;
  Net loss was understated by $43,986 for the three months ended September 30, 2011;
  Legal and professional fees were overstated by $15,202 for the period from inception (February 11, 2003) to September 30, 2011;
  Loss on settlement of accounts payable was understated by $63,000 for the period from inception (February 11, 2003) to September 30, 2011;
  Finance and interest expense was understated by $7,500 for the period from inception (February 11, 2003) to September 30, 2011;
  Cash used for accounts payable and accrued expenses were understated by $5,612 for the period from inception (February 11, 2003) to September 30, 2011; and
  Non-cash investing and financing activities for stock issued for accounts payable, accrued expenses and note payable were understated by $3,500 for the period from inception (February 11, 2003) to September 30, 2011.

The effects on our previously issued September 30, 2011 financial statements are as follows:

Balance Sheet

	September 30, 2011		September 30, 2011
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$259,982	$2,112	$262,094
Total current liabilities	$860,888	$2,112	$863,000
Additional paid-in capital	$3,119,224	$(20,814)	$3,098,410
Common stock payable	$17,746	$74,000	$91,746
Accumulated deficit during the development stage	$(3,481,379)	$(55,298)	$(3,536,677)
Total liabilities and stockholders’ deficit	$517,404	$-	$517,404

Statement of Operations

	Three months ended		Three months ended
	September 30, 2011		September 30, 2011
	As Filed	Adjustments	Restated
Legal and professional fees	$115,403	$43,986	$159,389
Total operating expense	$185,134	$43,986	$229,120
Loss before other expenses and income taxes	$(185,134)	$(43,986)	$(229,120)
Net loss	$(191,500)	$(43,986)	$(235,486)
Net loss per common share - basic	$(0.03)	$-	$(0.03)

Statement of Operations

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	September 30, 2011		September 30, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$1,179,892	$(15,202)	$1,164,690
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$3,143,846	$47,798	$3,191,644
Loss before other expenses and income taxes	$(3,143,846)	$(47,798)	$(3,191,644)
Finance and interest expense	$(332,788)	$(7,500)	$(340,288)
Net loss	$(3,481,379)	$(55,298)	$(3,536,677)

Statement of Cash Flows

	Three months ended		Three months ended
	September 30, 2011		September 30, 2011
	As Filed	Adjustments	Restated
Net loss	$(191,500)	$(43,986)	$(235,486)
Fair value of warrants	$—	$43,986	$43,986

Statement of Cash Flows

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	September 30, 2011		September 30, 2011
	As Filed	Adjustment	Restated
Net loss	$(3,481,379)	$(55,298)	$(3,536,677)
Issuance of common stock-services	$374,934	$(64,800)	$310,134
Issuance of common stock-financing fees	$286,900	$7,500	$294,400
Fair value of warrants	$—	$43,986	$43,986
Loss on settlement of accounts payable	$—	$63,000	$63,000
Accounts payable and accrued expenses	$516,354	$5,612	$521,966
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$855,172	$3,500	$858,672

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

NOTE 5. RELATED PARTY TRANSACTIONS

Accrued expenses – related parties

	September 30,	June 30,
	2011	2011

Unpaid officer compensation	$562,723	$549,023
Sub-license expense	38,183	23,183
Total accrued expenses – related parties	$600,906	$572,206

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

On August 17, 2011, the Company issued 540,000 (post split) shares of restricted common stock valued at $0.12 (post split) per share or $64,800 for finder’s fees as a reduction of equity. The shares were valued at the fair market value on April 28, 2011, the agreement date.

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

Warrants

In July 2011, the Company issued 200,000 warrants with an exercise price of $0.0001 per share for seven years in connection with unpaid legal fees. The warrants vested immediately and were fair valued at $43,986. No warrants were exercised as of September 30, 2011.

The fair value of the warrants were estimated on the date of grant using the Black-Scholes option valuation model that uses the assumption noted in the following table. Expected volatilities are based on volatilities from a comparable company given the limited historical stock information of the Company. The expected term of the warrant granted determined using the actual period of time that the warrants granted were excercised. The risk-free rate for the period within the contractual life of the warrant is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrant.

September 30, 2011
Expected volatility	369.56%
Weighted-average volatility	146.85%
Expected dividends	—
Expected term (in years)	1.00
Risk-free rate	0.170%

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	—	$—		$—
Granted	200,000	0.0001	1.0	—
Exercised, forfeited or expired	—	—	—	—
Outstanding at September 30, 2011	200,000	$0.0001	1.0	$—
Exercisable at September 30, 2011	200,000	$0.0001	1.0	$—

Non-vested Warrants	Warrants	Weighted-Average Grant-Date Fair Value
Non-vested at June 30, 2011	—	$—
Granted	200,000	0.22
Vested	(200,000)	(0.22)
Forfeited	—	—
Non-vested at September 30, 2011	—	$—

Stock payable

As of September 30, 2011, the Company received cash consideration of $17,746 for the purchase of restricted common stock. The shares have not been issued as of September 30, 2011.

As of September 30, 2011, the Company granted 350,000 (post split) shares of common stock as payment towards accounts payable totaling $3,500. The shares were valued at $66,500, and has not been issued as of September 30, 2011. The Company has incurred a loss on settlement of accounts payable of $63,000.

As of September 30, 2011, the Company granted 30,000 (post split) shares of common stock valued at $7,500 as finder’s fees that has not been issued as of September 30, 2011.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company had the following stock transactions:

-	In October 2011, upon majority of votes by the Company’s stockholders, the Company affected a 100 to 1 reverse stock split of its outstanding common stock.
-	On October 25, 2011, the Company issued 380,000 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $38,000 as payment of outstanding sub-licensing fees. The shares were valued at the fair market value on October 25, 2011, the grant date.
-	On October 25, 2011, the Company issued 300,000 (post split) shares of restricted common stock for cash consideration of $30,000 or $0.10 per share.
-	On October 25, 2011, the Company issued 468,825 (post split) shares of restricted common stock valued at $0.10 (post split) per share or $46,883 as payment of outstanding accounts payables. The shares were valued at the fair market value on October 25, 2011, the grant date.

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

The financial statements for the periods ended September 30, 2011 and 2010 have been restated for the following matter. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor for legal services. As of September 30, 2011, the fair value of the warrants of $43,986 were not recognized, resulting in an understatement of professional fees for the period ended September 30, 2011.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months ended September 30, 2011 and 2010 and for the period from inception (February 11, 2003) to September 30, 2011.

Results of Operations

Revenues. We had no revenues from our inception on February 11, 2003 to September 30, 2011.  We do not expect to achieve revenues until we are able to successfully implement our business plan.

Operating expenses . Our operating expenses include licensing expenses, salaries and wages, general and administrative expenses, legal and professional fees. For the three months ended September 30, 2011, we incurred an operating loss of $229,120 compared to an operating loss of $336,171 for the three months ended September 30, 2010, a change of 32%. This was primarily due to a decrease in sub-licensing expense of $258,008 due to the signing of a then active sub-licensing agreement with 3DFV in September 2010. The agreement and sub-licensing fee was cancelled in December 2010. This was offset by an increase in salaries and wages of $31,469 due to the reinstatement of salaries in January 2010, legal and professional fees of $103,077 due to an increase primarily in accounting, consulting fees, and the issuance of warrants in connection with outstanding legal fees, and an increase in general and administrative expenses of $6,107, and impairment of equity investments of $10,304 as of September 30, 2011.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss . We had a net loss of $235,486 for the three months ended September 30, 2011 compared to a net loss of $354,571 for the three months ended September 30, 2010. The decrease of $119,085 was primarily due to the decrease in operating expenses stated above, and a decrease of $12,034 for finance and interest expenses due to more stock being issued to past investors.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $513,683 and total assets in the amount of $517,404. Our total current liabilities as of September 30, 2011 were $863,000.  We had an accumulated deficit of $3,536,677 and a working capital deficit of $349,317 as of September 30, 2011.

Cash used in operating activities decreased to $41,570 for the three months ended September 30, 2011 compared to $46,693 for the three months ended September 30, 2010 as a result of a decrease in stock issued for financing and sub-licensing fees and due to related parties, offset by an increase in stock issued for services, impairment of unconsolidated investee, the granting of warrants, and accounts payables.

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

Going Concern

At September 30, 2011, we had $1,739 cash on-hand and an accumulated deficit of $3,536,677 , and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2011. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective:

▪	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

▪	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of two (2) members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

▪	Documentation of all proper accounting procedures is not yet complete.

▪	Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of the accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor for legal services. As of September 30, 2011, the fair value of the warrants of $43,986 were not recognized, resulting in an understatement of professional fees for the period ended September 30, 2011.

Due to the material weakness in internal control over financial reporting, we determined that the previously issued financial condition and results of operations disclosed in the our Annual Report on Form 10-K as of and for the year ended June 30, 2011 and the our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, September 30, 2011 and December 31, 2011 could no longer be relied upon. This Form 10-Q/A for the three months ended September 30, 2011 amends the September 30, 2011 and 2010 consolidated financial statements.

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

On August 17, 2011, the Company issued 540,000 (post split) shares of restricted common stock valued at $0.12 (post split) per share or $64,800 for finder’s fees as a reduction of equity. The shares were valued at the fair market value on April 28, 2011, the agreement date.

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

Not applicable.

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

Smart Kids Group, Inc.

Date:	June 8, 2012

By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer

