Form 10-Q/A
period 2011-12-31
Smart Kids Group Inc.
filed 2012-06-08
CIK 1414295

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

EXPLANATORY NOTE

This filing contains restated financial statements of Smart Kids Group, Inc. for the period ended December 31, 2011 and 2010. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor for legal services. As of December 31, 2011, the fair value of the warrants of $43,986 and expenses of $24,700 were not recognized, resulting in an understatement of professional fees for the period ended December 31, 2011.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months ended December 31, 2011 and 2010.

The following errors were found for the three and six months ended December 31, 2010 and for the period from inception (February 11, 2003) to December 31, 2011:

•	Accounts payable and accrued expenses were understated by $2,112 due to unrecorded legal fees;
•	Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
•	Accumulated deficit during the development stage was understated by $76,112;
•	Loss on settlement of accounts payable was understated by $63,000 for the three and six months ended December 31, 2010 due to the settlement of accounts payable of $3,500 with stock valued at $66,500;
•	Finance and interest expense was understated by $7,500 for the three and six months ended December 31, 2010 due to unrecorded financing fees;
•	Net income was overstated by $70,500 for the three months ended December 31, 2010;
•	Net loss was understated by $70,500 for the six months ended December 31, 2010; and
•	Net loss per common share was understated by $0.02.

The effects on our previously issued December 31, 2010 financial statements are as follows:

Balance Sheet

	December 31, 2010		December 31, 2010
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$100,513	$2,112	$102,625
Total current liabilities	$644,677	$2,112	$646,789
Common stock payable	$5,500	$74,000	$79,500
Accumulated deficit during the development stage	$(2,793,825)	$(76,112)	$(2,869,937)
Total liabilities and stockholders’ deficit	$138,491	$-	$138,491

2

Statement of Operations

	Three months ended		Three months ended
	December 31, 2010		December 31, 2010
	As Filed	Adjustments	Restated
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$(144,670)	$63,000	$(81,670)
Income before other expenses	$144,670	$(63,000)	$81,670
Finance and interest expense	$(7,413)	$(7,500)	$(14,913)
Total other expenses	$(7,413)	$(7,500)	$(14,913)
Net income	$137,257	$(70,500)	$66,757
Net income per common share-basic	$0.05	$(0.03)	$0.02
Net income per common share-dilutive	$0.05	$(0.03)	$0.02
Weighted average-dilutive	$2,725,181	$395,000	$3,120,181

	Six months ended		Six months ended
	December 31, 2010		December 31, 2010
	As Filed	Adjustments	Restated
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$176,849	$63,000	$239,849
Loss before other expenses	$(176,849)	$(63,000)	$(239,849)
Finance and interest expense	$(40,213)	$(7,500)	$(47,713)
Total other expenses	$(40,213)	$(7,500)	$(47,713)
Net loss	$(217,062)	$(70,500)	$(287,562)
Net loss per common share-basic	$(0.09)	$(0.02)	$(0.11)

Statement of Cash Flows

	Six months ended		Six months ended
	December 31, 2010		December 31, 2010
	As Filed	Adjustments	Restated
Net loss	$(217,062)	$(70,500)	$(287,562)
Issuance of common stock-financing fees	$18,400	$7,500	$25,900
Loss on settlement of accounts payable	$—	$63,000	$63,000

3

The following errors were found for the three and six months ended December 31, 2011 and for the period from inception (February 11, 2003) to December 31, 2011:

•	Accounts payable and accrued expenses were understated by $26,812 due to unrecorded legal fees;
•	Additional paid-in capital was overstated by $20,814 due to the Company not recognizing the granting of warrants valued at $43,986, offset by $64,800 due to incorrectly expensing finder’s fees;
•	Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
•	Accumulated deficit during the development stage was understated by $79,998;
•	Legal and professional fees was understated by $24,700 for the three months ended December 31, 2011 due to unrecorded legal fees;
•	Legal and professional fees was understated by $68,686 for the six months ended December 31, 2011 due to unrecorded legal fees and the granting of warrants;
•	Legal and professional fees was understated by $9,498 for the period from inception (February 11, 2003) to December 31, 2011;
•	Loss on settlement of accounts payable was understated by $63,000 for the period from inception (February 11, 2003) to December 31, 2011;
•	Finance and interest expense was understated by $7,500 for the period from inception (February 11, 2003) to December 31, 2011;
•	Net loss was understated by $24,700 and $68,686 for the three and six months ended December 31, 2011;
•	Net loss per common share were understated by $0.01 for the three and six months ended December 31, 2011;
•	Net loss was understated by $79,998 for the period from inception (February 11, 2003) to December 31, 2011;
•	Cash used for accounts payable and accrued expenses were understated by $24,700 for the six months ended December 31, 2011 and $30,312 for the period from inception (February 11, 2003) to December 31, 2011; and
•	Non-cash investing and financing activities for stock issued for accounts payable, accrued expenses and note payable were understated by $3,500 for the period from inception (February 11, 2003) to December 31, 2011.

4

The effects on our previously issued December 31, 2011 financial statements are as follows:

Balance Sheet

	December 31, 2011		December 31, 2011
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$181,377	$26,812	$208,189
Total current liabilities	$754,083	$26,812	$780,895
Additional paid in capital	$3,262,447	$(20,814)	$3,241,633
Common stock payable	$81,643	$74,000	$155,643
Accumulated deficit during the development stage	$(3,713,060)	$(79,998)	$(3,793,058)
Total liabilities and stockholders’ deficit	$386,168	$-	$386,168

Statement of Operations

	Three months ended		Three months ended
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Legal and professional fees	$161,347	$24,700	$186,047
Total operating expenses	$230,826	$24,700	$255,526
Loss before other expenses	$(230,826)	$(24,700)	$(255,526)
Net loss	$(231,681)	$(24,700)	$(256,381)
Net loss per common share-basic and dilutive	$(0.02)	$(0.01)	$(0.03)

	Six months ended		Six months ended
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Legal and professional fees	$276,750	$68,686	$345,436
Total operating expenses	$415,960	$68,686	$484,646
Loss before other expenses	$(415,960)	$(68,686)	$(484,646)
Net loss	$(423,181)	$(68,686)	$(491,867)
Net loss per common share-basic and dilutive	$(0.05)	$(0.01)	$(0.06)

5

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	December 31, 2011		December 31, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$1,341,239	$9,498	$1,350,737
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$3,374,672	$72,498	$3,447,170
Loss before other expenses	$(3,374,672)	$(72,498)	$(3,447,170)
Finance and interest expense	$(333,643)	$(7,500)	$(341,143)
Total other expenses	$(338,388)	$(7,500)	$(345,888)
Net loss	$(3,713,060)	$(79,998)	$(3,793,058)

Statement of Cash Flows

	Six months ended		Six months ended
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Net loss	$(423,181)	$(68,686)	$(491,867)
Fair value of warrants	$—	$43,986	$43,986
Accounts payable and accrued expenses	$28,685	$24,700	$53,385

Statement of Cash Flows

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Net loss	$(3,713,060)	$(79,998)	$(3,793,058)
Issuance of common stock-services	$504,225	$(64,800)	$439,425
Issuance of common stock-financing fees	$286,900	$7,500	$294,400
Fair value of warrants	$—	$43,986	$43,986
Loss on settlement of accounts payable	$—	$63,000	$63,000
Accounts payable and accrued expenses	$498,696	$30,312	$529,008
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$969,119	$3,500	$972,619

6

7

PART I - FINANCIAL INFORMATION

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(Restated)
ASSETS
Current assets
Cash	$538	$4,595
Prepaids	382,653	11,750
Total current assets	383,191	16,345
Fixed assets
Equipment, net of accumulated depreciation of $907 and $737, respectively	227	340
Investment in unconsolidated investee	—	99
Other assets
Software development costs, net of accumulated amortization of $2,750 and $1,375, respectively	2,750	4,125
Total assets	$386,168	$20,909
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$208,189	$215,751
Accrued expenses – related parties	572,706	572,206
Total current liabilities	780,895	787,957

Stockholders' deficit
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 10,547,545 and 5,387,025, respectively	1,055	539
Additional paid-in capital	3,241,633	2,362,447
Common stock payable	155,643	171,157
Accumulated deficit during the development stage	(3,793,058)	(3,301,191)
Total stockholders' deficit	(394,727)	(767,048)
Total liabilities and stockholders' deficit	$386,168	$20,909

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					From inception
	For the three months ended		For the six months ended		(February 11, 2003)
	December 31,		December 31,		to December 31,
	2011 (Restated)	2010 (Restated)	2011 (Restated)	2010 (Restated)	2011 (Restated)
Operating expenses
Salaries and wages	$39,301	$25,406	$71,807	$25,406	$1,429,761
Legal and professional fees	186,047	27,160	345,436	53,866	1,350,737
General and administrative expense	12,209	4,654	24,130	36,459	173,222
Sub-licensing expense	15,000	(258,930)	30,000	4,078	360,137
Allowance on stock receivable	—	57,040	—	57,040	57,040
Impairment of equity investment	2,969	—	13,273	—	13,273
Loss on settlement of accounts payable	—	63,000	—	63,000	63,000
Total operating expenses	255,526	(81,670)	484,646	239,849	3,447,170

(Loss) income before other expenses	(255,526)	81,670	(484,646)	(239,849)	(3,447,170)

Other expenses
Finance and interest expense	(855)	(14,913)	(7,221)	(47,713)	(341,143)
Loss on conversion of note payable	—	—	—	—	(4,745)
Total other expenses	(855)	(14,913)	(7,221)	(47,713)	(345,888)

Net (loss) income	$(256,381)	$66,757	$(491,867)	$(287,562)	$(3,793,058)
Net (loss) income per common share- basic	$(0.03)	$0.02	$(0.06)	$(0.11)
Net (loss) income per common share- dilutive	$(0.03)	$0.02	$(0.06)	$(0.11)
Weighted average number of common shares outstanding- basic	10,150,227	2,725,181	8,708,873	2,551,002
Weighted average number of common shares outstanding- dilutive	10,150,227	3,120,181	8,708,873	2,551,002

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From inception
	Six months ended		(February 11, 2003)
	December 31,		to December 31,
	2011 (Restated)	2010 (Restated)	2011 (Restated)
Cash flows from operating activities:
Net loss	$(491,867)	$(287,562)	$(3,793,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock- services	193,130	22,863	439,425
Issuance of common stock- financing fees	—	25,900	294,400
Fair value of warrants	43,986	—	43,986
Loss on settlement of accounts payable	—	63,000	63,000
Loss on conversion of note payable	—	—	4,745
Allowance on stock receivable	—	57,040	57,040
Depreciation and amortization	1,488	113	12,232
Deferred financing fee	—	15,000	15,000
Impairment of equity investment	13,273	—	13,273
Changes in current assets and liabilities:
Organizational costs	—	—	(8,575)
Accrued payable and accrued expenses	53,385	(9,569)	529,008
Accrued expenses- related parties	53,500	20,465	1,448,655
Net cash used in operating activities	(133,105)	(92,750)	(880,869)

Cash flows from investing activities:
Investment in unconsolidated investee	(13,174)	—	(13,273)
Purchase of equipment	—	—	(1,134)
Net cash used in investing activities	(13,174)	—	(14,407)

Cash flows from financing activities:
Proceeds from the issuance of stock	142,222	58,763	849,945
Proceeds from equity draw down agreement	—	33,968	45,020
Proceeds from note payable	—	—	5,849
Payment on deferred financing fees	—	—	(5,000)
Net cash provided by financing activities	142,222	92,731	895,814

(Decrease) increase in cash	(4,057)	(19)	538
Cash, beginning of period	4,595	105	—
Cash, end of period	$538	$86	$538

The accompanying notes are an integral part of these condensed financial statements.

SMART KIDS GROUP, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

			From inception
	Six months ended		(February 11, 2003)
	December 31,		to December 31,
	2011	2010 (Restated)	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for prepaid expenses	$382,653	$—	$394,403
Stock issued for equity draw down	$—	$9,500	$63,650
Stock issued for software development	$—	$—	$5,500
Stock issued for accounts payable, accrued expenses, and note payable	$—	$3,500	$972,619
Payment of accounts payable by shareholder	$—	$—	$240,000

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $491,867 and $287,562 for the six months ended December 31, 2011 and 2010, respectively, accumulated deficit of $3,793,058 and a working capital deficiency of $397,704 at December 31, 2011.

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

NOTE 2. CORRECTION FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

The financial statements for the periods ended December 31, 2011 and 2010 have been restated for the following matter. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor for legal services. As of December 31, 2011, the fair value of the warrants of $43,986 and expenses of $24,700 were not recognized, resulting in an understatement of professional fees for the period ended December 31, 2011.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months ended December 31, 2011 and 2010 and for the period from inception (February 11, 2003) to December 31, 2011.

The following errors were found for the three and six months ended December 31, 2010:

•	Accounts payable and accrued expenses were understated by $2,112 due to unrecorded legal fees;
•	Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
•	Accumulated deficit during the development stage was understated by $76,112;
•	Loss on settlement of accounts payable was understated by $63,000 for the three and six months ended December 31, 2010 due to the settlement of accounts payable of $3,500 with stock valued at $66,500;
•	Finance and interest expense was understated by $7,500 for the three and six months ended December 31, 2010 due to unrecorded financing fees;
•	Net income was overstated by $70,500 for the three months ended December 31, 2010;
•	Net loss was understated by $70,500 for the six months ended December 31, 2010; and
•	Net loss per common share was understated by $0.02.

The effects on our previously issued December 31, 2010 financial statements are as follows:

Balance Sheet

	December 31, 2010		December 31, 2010
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$100,513	$2,112	$102,625
Total current liabilities	$644,677	$2,112	$646,789
Common stock payable	$5,500	$74,000	$79,500
Accumulated deficit during the development stage	$(2,793,825)	$(76,112)	$(2,869,937)
Total liabilities and stockholders’ deficit	$138,491	$-	$138,491

Statement of Operations

	Three months ended		Three months ended
	December 31, 2010		December 31, 2010
	As Filed	Adjustments	Restated
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$(144,670)	$63,000	$(81,670)
Income before other expenses	$144,670	$(63,000)	$81,670
Finance and interest expense	$(7,413)	$(7,500)	$(14,913)
Total other expenses	$(7,413)	$(7,500)	$(14,913)
Net income	$137,257	$(70,500)	$66,757
Net income per common share-basic	$0.05	$(0.03)	$0.02
Net income per common share-dilutive	$0.05	$(0.03)	$0.02
Weighted average-dilutive	$2,725,181	$395,000	$3,120,181

	Six months ended		Six months ended
	December 31, 2010		December 31, 2010
	As Filed	Adjustments	Restated
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$176,849	$63,000	$239,849
Loss before other expenses	$(176,849)	$(63,000)	$(239,849)
Finance and interest expense	$(40,213)	$(7,500)	$(47,713)
Total other expenses	$(40,213)	$(7,500)	$(47,713)
Net loss	$(217,062)	$(70,500)	$(287,562)
Net loss per common share-basic	$(0.09)	$(0.02)	$(0.11)

Statement of Cash Flows

	Six months ended		Six months ended
	December 31, 2010		December 31, 2010
	As Filed	Adjustments	Restated
Net loss	$(217,062)	$(70,500)	$(287,562)
Issuance of common stock-financing fees	$18,400	$7,500	$25,900
Loss on settlement of accounts payable	$—	$63,000	$63,000

The following errors were found for the three and six months ended December 31, 2011 and for the period from inception (February 11, 2003) to December 31, 2011:

•	Accounts payable and accrued expenses were understated by $26,812 due to unrecorded legal fees;
•	Additional paid-in capital was overstated by $20,814 due to the Company not recognizing the granting of warrants valued at $43,986, offset by $64,800 due to incorrectly expensing finder’s fees;
•	Common stock payable was understated by $74,000 due to the granting of stock for finder’s fees and financing fees;
•	Accumulated deficit during the development stage was understated by $79,998;
•	Legal and professional fees was understated by $24,700 for the three months ended December 31, 2011 due to unrecorded legal fees;
•	Legal and professional fees was understated by $68,686 for the six months ended December 31, 2011 due to unrecorded legal fees and the granting of warrants;
•	Legal and professional fees was understated by $9,498 for the period from inception (February 11, 2003) to December 31, 2011;
•	Loss on settlement of accounts payable was understated by $63,000 for the period from inception (February 11, 2003) to December 31, 2011;
•	Finance and interest expense was understated by $7,500 for the period from inception (February 11, 2003) to December 31, 2011;
•	Net loss was understated by $24,700 and $68,686 for the three and six months ended December 31, 2011;
•	Net loss per common share were understated by $0.01 for the three and six months ended December 31, 2011;
•	Net loss was understated by $79,998 for the period from inception (February 11, 2003) to December 31, 2011;
•	Cash used for accounts payable and accrued expenses were understated by $24,700 for the six months ended December 31, 2011 and $30,312 for the period from inception (February 11, 2003) to December 31, 2011; and
•	Non-cash investing and financing activities for stock issued for accounts payable, accrued expenses and note payable were understated by $3,500 for the period from inception (February 11, 2003) to December 31, 2011.

The effects on our previously issued December 31, 2011 financial statements are as follows:

Balance Sheet

	December 31, 2011		December 31, 2011
	As filed	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$181,377	$26,812	$208,189
Total current liabilities	$754,083	$26,812	$780,895
Additional paid in capital	$3,262,447	$(20,814)	$3,241,633
Common stock payable	$81,643	$74,000	$155,643
Accumulated deficit during the development stage	$(3,713,060)	$(79,998)	$(3,793,058)
Total liabilities and stockholders’ deficit	$386,168	$-	$386,168

Statement of Operations

	Three months ended		Three months ended
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Legal and professional fees	$161,347	$24,700	$186,047
Total operating expenses	$230,826	$24,700	$255,526
Loss before other expenses	$(230,826)	$(24,700)	$(255,526)
Net loss	$(231,681)	$(24,700)	$(256,381)
Net loss per common share-basic and dilutive	$(0.02)	$(0.01)	$(0.03)

	Six months ended		Six months ended
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Legal and professional fees	$276,750	$68,686	$345,436
Total operating expenses	$415,960	$68,686	$484,646
Loss before other expenses	$(415,960)	$(68,686)	$(484,646)
Net loss	$(423,181)	$(68,686)	$(491,867)
Net loss per common share-basic and dilutive	$(0.05)	$(0.01)	$(0.06)

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	December 31, 2011		December 31, 2011
	As Filed	Adjustment	Restated
Legal and professional fees	$1,341,239	$9,498	$1,350,737
Loss on settlement of accounts payable	$—	$63,000	$63,000
Total operating expense	$3,374,672	$72,498	$3,447,170
Loss before other expenses	$(3,374,672)	$(72,498)	$(3,447,170)
Finance and interest expense	$(333,643)	$(7,500)	$(341,143)
Total other expenses	$(338,388)	$(7,500)	$(345,888)
Net loss	$(3,713,060)	$(79,998)	$(3,793,058)

Statement of Cash Flows

	Six months ended		Six months ended
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Net loss	$(423,181)	$(68,686)	$(491,867)
Fair value of warrants	$—	$43,986	$43,986
Accounts payable and accrued expenses	$28,685	$24,700	$53,385

Statement of Cash Flows

	From inception		From inception
	(February 11, 2003)		(February 11, 2003)
	to		to
	December 31, 2011		December 31, 2011
	As Filed	Adjustments	Restated
Net loss	$(3,713,060)	$(79,998)	$(3,793,058)
Issuance of common stock-services	$504,225	$(64,800)	$439,425
Issuance of common stock-financing fees	$286,900	$7,500	$294,400
Fair value of warrants	$—	$43,986	$43,986
Loss on settlement of accounts payable	$—	$63,000	$63,000
Accounts payable and accrued expenses	$498,696	$30,312	$529,008
Non-cash investing and financing activities:
Stock issued for accounts payable, accrued expenses, and note payable	$969,119	$3,500	$972,619

NOTE 3. PREPAID EXPENSE

As of December 31, 2011 and June 30, 2011, the Company had prepaid expenses of $382,653 and $11,750. For the six months ended December 31, 2011, prepaid expense of $558,000 was paid through the issuance of the Company’s common stock of which $187,097 has been expensed.

NOTE 4. UNCONSOLIDATED INVESTEE

As of September 30, 2011 , the Company paid $13,174 to its unconsolidated investee, Smart Kids Productions, (“SK Productions”) as an investment. The Company has an agreement with SK Productions for the re-packaging of the Company’s intellectual property relating to Be Alert Bert®. As of December 31, 2011, the Company determined that its investment in SK Productions should be fully impaired due to Production’s continued net loss, and recognized an impairment of unconsolidated investees of the $13,174 investment, and the initial investment of $99 in May 2010.

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

On August 17, 2011, the Company issued 540,000 (post split) shares of restricted common stock valued at $0.12 (post split) per share or $64,800 for finder’s fees and recorded as a reduction of equity. The shares were valued at the fair market value on April 28, 2011, the agreement date.

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

Warrants

In July 2011, the Company entered issued 200,000 warrants with an exercise price of $0.0001 per share for seven years in connection with unpaid legal fees. The warrants vested immediately and were fair valued at $43,986. No warrants were exercised as of September 30, 2011.

The fair value of the warrants were estimated on the date of grant using the Black-Scholes option valuation model that uses the assumption noted in the following table. Expected volatilities are based on volatilities from a comparable company given the limited historical stock information of the Company. The expected term of the warrant granted is determined using the actual period of time that the warrants granted were excerised. The risk-free rate for the period within the contractual life of the warrant is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrant.

December 31, 2011
Expected volatility	369.56%
Weighted-average volatility	146.85%
Expected dividends	—
Expected term (in years)	1.00
Risk-free rate	0.170%

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	—	$—		$—
Granted	200,000	0.0001	1.0	—
Exercised, forfeited or expired	—	—	—	—
Outstanding at December 31, 2011	200,000	$0.0001	1.0	$—
Exercisable at December 31, 2011	200,000	$0.0001	1.0	$—

Non-vested Warrants	Warrants	Weighted-Average Grant-Date Fair Value
Non-vested at June 30, 2011	—	$—
Granted	200,000	0.22
Vested	(200,000)	(0.22)
Forfeited	—	—
Non-vested at December 31, 2011	—	$—
F-14

Stock payable

As of December 31, 2011, the Company received cash consideration of $81,643 for the purchase of restricted common stock. The shares have not been issued as of December 31, 2011.

As of December 31, 2011, the Company granted 350,000 (post split) shares of common stock as payment towards accounts payables totaling $3,500. The shares were valued at $66,500, and have not been issued as of December 31, 2011. The company has incurred a loss on settlement of accounts payable of $63,000.

As of December 31, 2011, the Company granted 30,000 (post split) shares of common stock valued at $7,500 as finder’s fees that has not been issued as of December 31, 2011.

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

The financial statements for the periods ended December 31, 2011 and 2010 have been restated for the following matter. Prior to the issuance of the original filing in Form 10-Q for the quarter ended March 31, 2012, the Company determined that legal fees of $5,612 and a loss on settlement of accounts payable with common stock of $63,000 were not recorded in the accounting records. In November 2010, the Company entered into an agreement to pay $3,500 of accounts payable with 354,864 shares of common stock valued at $66,500. The common stock was issued in February 2012. Common stock valued at $64,800 as finder’s fees were also expensed during the year ended June 30, 2011. In accordance with Staff Accounting Bulletin Topic 5A, Expenses of Offering, this should have been charged against the gross proceeds of the offering. Additionally a common stock payable valued at $7,500 for financing fees was unaccounted for when it incurred in October 2010 and was later issued in March 2012. In July 2011, the Company entered into a Common Stock Purchase Warrant agreement with the same vendor for legal services. As of December 31, 2011, the fair value of the warrants of $43,986 and expenses of $24,700 were not recognized, resulting in an understatement of professional fees for the period ended December 31, 2011.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months ended December 31, 2011 and 2010.

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

Operating expenses . Our operating expenses include licensing expenses, salaries and wages, general and administrative expenses, legal and professional fees. For the three months ended December 31, 2011, we incurred an operating loss of $255,526 compared to an operating income of $81,670 for the three months ended December 31, 2010, a change of 413%. This was primarily due to the termination in the 3DFV sub-licensing agreement in which the Company no longer had the obligation to pay the unpaid sub-licensing fee of $258,930, and a decrease in loss on settlement of accounts payable of $63,000, and allowance for stock receivables of $57,040 due to the Company not having any additional equity drawdown agreements. This was offset by an increase in salaries and wages of $13,895 due to the reinstatement of salaries in January 2011, legal and professional fees of $158,887 due to an increase primarily in accounting and consulting fees, an increase in general and administrative expenses of $7,555, and the impairment of equity investments of $2,969 as of December 31, 2011.

For the six months ended December 31, 2011, we incurred an operating loss of $484,646 compared to an operating loss of $239,849 for the six months ended December 31, 2010, a change of 102%. This was primarily due to an increase in salary and wages of $46,401 due to the reinstatement of salaries in January 2011, legal and professional fees of $291,570 due to an increase in accounting and consulting fees, the issuance of warrants in connection with outstanding legal fees, sub-licensing expense of $25,922 due to the reinstatement of the sub-licensing fee in January 2011, and impairment of equity investment of $13,273. This was offset by the decrease in general and administrative expenses of $12,329, loss on settlement of accounts payable of $63,000, and allowance for stock receivable of $57,040 due to the Company not having any additional equity drawdown agreements.

We anticipate operating expenses to increase in the next twelve months in accordance with our business plan to refurbish, edit and repackage our existing product line of television shows, videos and books for media placement and retail sale.

Net Loss . We had a net loss of $256,381 for the three months ended December 31, 2011 compared to a net income of $66,757 for the three months ended December 31, 2011. The decrease of net income of $323,138 was primarily due to that stated above and a decrease of finance and interest expense of $14,058 and loss on conversion of debt of $63,000.

We had a net loss of $491,867 for the six months ended December 31, 2011 compared to a net loss of $287,562 for the six months ended December 31, 2010. The increase in net loss of $204,305 was due to that stated above, offset by a decrease in finance and interest expense of $40,492 and loss on conversion of debt of $63,000.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $383,191 and total assets in the amount of $386,168. Our total current liabilities as of December 31, 2011 were $780,895.  We had an accumulated deficit of $3,793,058 and a working capital deficit of $397,704 as of December 31, 2011.

Cash used in operating activities increased to $133,105 for the six months ended December 31, 2011 compared to $92,750 for the six months ended December 31, 2010 as a result of an increase in stock issued for services, the granting of warrants, impairment of equity investment, prepaid expenses, accounts payable and accrued expenses, and due to related parties. This was offset by a decrease in stock issued for financing, loss on settlement of accounts payable, loss on conversion of note payable, allowance for stock receivables, and deferred financing fees.

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

Going Concern

At December 31, 2011, we had $538 cash on-hand and an accumulated deficit of $ 3,793,058 , and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of December 31, 2011. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Due to the material weakness in internal control over financial reporting, we determined that the previously issued financial condition and results of operations disclosed in the our Annual Report on Form 10-K as of and for the year ended June 30, 2011 and the our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, September 30, 2011 and December 31, 2011 could no longer be relied upon. This Form 10-Q/A for the three and six months ended December 31, 2011 amends the December 31, 2011 and 2010 consolidated financial statements. See Note 2.

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
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smart Kids Group, Inc.

Date:	June 8, 2012

By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer

