Form 10-Q
period 2012-09-30
WMX Group Holdings, Inc.
filed 2012-11-14
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-54434

WMX Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441
(Address of principal executive offices)

617.501.6766
(Registrant’s telephone number)
301 Yamato Road, Suite 1240, Boca Raton FL 33431
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,415,336,466 as of November 14, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and period from Inception (January 18, 2011) to September 30, 2012 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and period from Inception (January 18, 2011) to September 30, 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

WMX GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2012	June 30, 2012
Current assets:
Cash	$59,069	$63,321
Prepaid expenses	18,650	5,000
Total current assets	77,719	68,321

Property and equipment, net	4,036	2,200

Total assets	$81,755	$70,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$82,599	$278,406
Officer compensation payable	—	31,352
Due to related parties	—	587,742
Total current liabilities	82,599	897,500

Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares;
issued and outstanding: 0 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares;
issued and outstanding: 1,371,336,466, and 1,207,385,066, respectively	137,134	120,739
Additional paid-in capital	2,453,713	190,300
Stock payable	57,136	218,824
Deficit accumulated during the development stage	(2,648,827)	(1,356,842)
Total stockholders' deficit	(844)	(826,979)

Total liabilities and stockholders' deficit	$81,755	$70,521

The accompanying notes are an integral part of these consolidated financial statements.

WMX GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	Period from Inception (January 18, 2011) to September 30, 2012
Revenue	$1,500	$—	$1,598
Operating expenses:
General and administrative	10,249	16,554	154,434
Amortization	—	—	496
Depreciation	379	300	1,819
Impairment of fixed assets and intangible assets	—	—	1,488
Software development	95	35,354	101,559
Officer compensation	125,000	62,500	506,987
Professional fees	28,134	500	197,450
Sub-licensing expense	—	—	10,000
Professional stock-based fees	—	—	501,564
Finance expense	—	—	25,000
Allowance on subscription receivable	—	—	20,000
Loss on extinguishment of accounts payable and due to related parties	1,129,628	—	1,129,628
Total operating expenses	1,293,485	115,208	2,650,425
Loss before income taxes	(1,291,985)	(115,208)	(2,648,827)
Provision for income taxes	—	—	—
Net loss	$(1,291,985)	$(115,208)	$(2,648,827)
Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average common
shares outstanding	1,251,512,848	1,183,869,551

The accompanying notes are an integral part of these consolidated financial statements.

WMX GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	Period from Inception (January 18, 2011) to September 30, 2012
Cash flows from operating activities:
Net loss	$(1,291,985)	$(115,208)	$(2,648,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	379	300	1,819
Amortization	—	—	496
Impairment of fixed assets and intangible asset	—	—	1,488
Shares issued to officer and majority shareholder	—	—	1,100
Professional stock-based expenses	—	—	501,564
Finance expense	—	—	25,000
Loss on extinguishment accounts payable and due to related party	1,129,628	—	1,129,628
Changes in operating assets and liabilities:
Increase in prepaid expense	(13,650)	—	(18,650)
(Decrease) Increase in officer compensation payable	(31,352)	62,500	293,648
(Decrease) Increase in accounts payable and accrued liabilities	(13,057)	—	45,336
Increase in due to related parties	—	—	318,024
Net cash used in operating activities	(220,037)	(52,408)	(349,374)
Cash flows from investing activities:
Purchase of fixed assets	(2,215)	(570)	(5,855)
Cash received from reverse acquisition of Smart Kids Group, Inc.	—	—	11,701
Net cash provided by (used in) investing activities	(2,215)	(570)	5,846
Cash flows from financing activities:
Proceeds from issuance of stock	218,000	50,000	1,007,851
Advances by related party	—	50,000	58,750
Payments to related party	—	(47,073)	(664,004)
Net cash provided by financing activities	218,000	52,927	402,597
Net change in cash	(4,252)	(51)	59,069
Cash, beginning of period	63,321	77	—
Cash, end of period	$59,069	$26	$59,069
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—
Non-cash investing and financing activities:
Proceeds from issuance of stock received by related party	$—	$—	$369,703
Prepaid stock-based expenses acquired with the merger	$—	$—	$297,064
Deferred finance expenses acquired with the merger	$—	$—	$25,000
Fixed assets acquired with the merger	$—	$—	$1,984
Accounts payable assumed with the merger	$—	$—	$(220,013)
Due to related party assumed with the merger	$—	$—	$(581,324)
Stock payable assumed with the merger	$—	$—	$(87,453)
Stock issued for accounts payable	$1,042,620	$—	$1,042,620
Stock issued for due to related parties	$857,500	$—	$857,500

The accompanying notes are an integral part of these consolidated financial statements.

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – WMX Group Holdings, Inc., (the "Company" or "WMX") was incorporated on February 11, 2003 in the State of Florida as Smart Kids Group, Inc. On June 11, 2012, the Company changed its name from Smart Kids Group, Inc. to WMX Holdings Group, Inc. The Company has a fiscal year end of June 30.

The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. All activities of the Company to date relate to its organization, share issuances for services and cash and the development of software platforms for e-commerce trade.

2.	BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at March 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates.

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

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	BASIS OF PREPARATION (CONTINUED)

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

Fair value of financial instruments - The Company's financial instruments consist of cash, accounts payable, accrued liabilities, advances, notes payable, and a loan payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high-credit ratings.

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2012-07 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $2,648,827 as of September 30, 2012. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. As of September 30, 2012 and June 30, 2012, no shares of preferred stock have been issued.

Common Stock - The Company is authorized to issue 1,800,000,000 shares of $.0001 par value common stock. As of September 30, 2012 and June 30, 2012, 1,371,336,466 and 1,207,385,066 shares were issued and outstanding.

Mr. Thomas Guerriero, Chief Executive Officer and Director, at September 30, 2012 has a beneficial ownership interest of 1,045,613,829 shares of common stock and a 95% non-dilutive equity interest in the Company. The Company does not have sufficient authorized preferred stock and common stock to satisfy the Mr. Guerriero’s 95% non-dilutive equity interest.

On July 1, 2012, the Company received $20,000 in cash in exchange for a common stock payable of 1,500,000 shares of common stock ($0.0133 per share).

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCKHOLDERS’ EQUITY (continued)

On August 15, 2012, the Company received $100,000 in cash in exchange for a common stock payable of 13,750,000 shares of common stock ($0.0073 per share).

On September 7, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 15,000,000 shares of common stock ($0.0033 per share).

On September 12, 2012, the Company issued 42,820,400 shares of common stock to satisfy obligations under share subscription agreements for $379,688 in cash received included $209,688 in the stock payable as of June 30, 2012 and $170,000 from the transactions noted above.

On September 12, 2012, the Company issued 42,500,000 and 11,000,000 shares in common stock valued at $857,500 ($0.0160 per share) to settle amounts due to the former CEO and former COO of the Company of $475,558 and $112,184, respectively per debt settlement agreements. As a result, the Company recorded a loss on extinguishment of debt of $269,758.

On September 12, 2012, the Company issued 67,631,000 shares in common stock valued at $1,042,620 ($0.0154 per share) to settle accounts payable of $182,750 per debt settlement agreements. As a result, the Company recorded a loss on extinguishment of debt of $859,870.

On September 12, 2012, the Company issued 133,978,100 shares of common stock to original investors of the Company for anti-dilution protection. This transaction has been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

On September 17, 2012, the Company received $1,000 in cash in exchange for a common stock payable of 250,000 shares of common stock ($0.0040 per share).

On September 19, 2012, the Company received $5,000 in cash in exchange for a common stock payable of 2,500,000 shares of common stock ($0.0020 per share).

On September 19, 2012, the Company received $2,000 in cash in exchange for a common stock payable of 500,000 shares of common stock ($0.0040 per share).

On September 24, 2012, the Company received $25,000 in cash in exchange for a common stock payable of 5,000,000 shares of common stock ($0.0050 per share).

On September 24, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 3,000,000 shares of common stock ($0.0033 per share).

On September 26, 2012, the Company received $5,000 in cash in exchange for a common stock payable of 2,500,000 shares of common stock ($0.0020 per share).

5.	Related Party transactions

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $125,000 and $62,500 for the periods ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, $0 and $187,500 of total compensation was unpaid and recorded as payable, respectively.

6.	SUBSEQUENT EVENTS

On October 3, 2012, the Company received $4,000 in cash in exchange for a common stock payable of 5,000,000 shares of common stock ($0.0008 per share).

On October 5, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 5,000,000 shares of common stock ($0.0020 per share).

On October 9, 2012, the Company agreed to issue pursuant to its 2012 Equity Incentives Plan 20,000,000 shares of common stock valued at $298,000 ($0.0149 per share) for consulting services.

On October 23, 2012, the Company issued 24,000,000 of common stock to satisfy obligations under share subscription agreements for $64,006 and $2,130 in cash and services received, respectively. The obligation included $52,136 in the stock payable as of September 30, 2012 and $14,000 from the transactions noted above.

On October 23, 2012, we issued 20,000,000 shares of common stock to Richard Shergold, the former CEO of the Company, for consideration to waive his 1% non-dilutive provision to maintain 1% equity at all time of WMX Group Holdings, Inc.

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

Company Overview

We were formed on February 11, 2003, as a Florida corporation, to market and distribute children’s television shows, videos and books. On April 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMX Group, Inc., a Nevada corporation (“WMX”) and SKGI Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of our company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into WMX (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 1, 2012 and became a wholly-owned subsidiary of our company.

We intend to carry on the business of WMX, as our only line of business. We provide online platforms and services across a plethora of industries, consistently adding WMX divisions to our portfolio to expand our opportunities to generate revenue. Our principal executive offices are at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441 and our telephone number is now 617.501.6766.

Results of operations for the three months ended September 30, 2012 and September 30, 2011, and for the period from Inception (January 18, 2011) to September 30, 2012

Our operating results for the three months ended September 30, 2012 and September 30, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Revenue	$1,500	$0
Operating Expenses	$1,293,485	$115,208
Net Loss	$1,291,985	$115,208

Revenues

We are a development stage company and have generated nominal revenues of $1,598 from inception (January 18, 2011) to June 30, 2012. We do not anticipate significant revenues until we have completed and successfully sold our products and services in the market.

Expenses

Our expenses for the three months ended September 30, 2012 and September 30, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
General and administrative	$10,249	$16,554
Depreciation	$379	$300
Software development	$95	$35,354
Officer compensation	$125,000	$62,500
Professional fees	$28,134	$500
Loss on extinguishment of accounts payable and due to related parties	$1,129,628	—
Total	$1,293,485	$115,208

Our operating expenses increased by $1,178,277 for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. Our large increase in operating expenses is largely attributable to the loss on the extinguishment of accounts payable and due to related parties and officer compensation.

We anticipate that we will incur approximately $50,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

We recorded a net loss of $1,291,985 for the three months ended September 30, 2012, as compared with $115,208 for the same period ended September 30, 2011. We have incurred losses since inception and have a cumulative retained deficit of $2,648,827 as of September 30, 2012.

Liquidity And Capital Resources

Working Capital

	September 30, 2012	June 30, 2012
Current Assets	$77,719	$68,321
Current Liabilities	$82,599	$897,500
Working Capital (Deficit)	($4,880)	($829,179)

Cash Flows

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Cash used in Operating Activities	($220,037)	($52,408)
Cash used in Investing Activities	($2,215)	($570)
Cash provided by Financing Activities	$218,000	$52,927
Increase (Decrease) in Cash	($4,252)	($51)

Cash Used In Operating Activities

Our net losses for the three months ended September 30, 2012 was the main contributing factor for our negative operating cash flow, offset mainly by the loss on the extinguishment of accounts payable and due to related parties of $1,129,628.

Cash from Financing Activities

We generated $218,000 in cash from the issuance of common stock during the three months ended September 30, 2012.

As of September 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $2,648,827 as of September 30, 2012. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, we plan to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

On September 12, 2012, we issued 42,820,400 shares of common stock to satisfy obligations under share subscription agreements for $379,688 in cash received.

On September 12, 2012, we issued 42,500,000 and 11,000,000 shares in common stock valued at $857,500 ($0.0160 per share) to settle amount amounts due to our former CEO and former COO of $475,558 and $112,184, respectively per debt settlement agreements.

On September 12, 2012, we issued 67,631,000 shares in common stock valued at $1,042,620 ($0.0154 per share) to settle accounts payable of $182,750 per debt settlement agreements.

On September 12, 2012, we issued 133,978,100 shares of common stock to original investors for anti-dilution protection.

On October 23, 2012, we issued 24,000,000 of common stock to satisfy obligations under share subscription agreements for $64,006 and $2,130 in cash and services received, respectively.

On October 23, 2012, we issued 20,000,000 shares of common stock to Richard Shergold, our former CEO, for consideration to waive his 1% non-dilutive provision to maintain 1% equity at all time of WMX Group Holdings, Inc.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMX GROUP HOLDINGS, INC.

Date:	November 14, 2012 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	November 14, 2012 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

