Form 10-Q
period 2012-12-31
WMX Group Holdings, Inc.
filed 2013-02-14
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 792,318,500 as of February 14, 2013 .

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011 and period from Inception (January 18, 2011) to December 31, 2012 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and period from Inception (January 18, 2011) to December 31, 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
Current assets:
Cash	$65,962	$63,321
Prepaid expenses	21,951	5,000
Total current assets	87,913	68,321

Property and equipment, net	18,329	2,200

Total assets	$106,242	$70,521

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$29,516	$278,406
Officer compensation payable	1,194	31,352
Due to related parties	—	587,742
Total current liabilities	30,710	897,500

Stockholders' equity (deficit):
Preferred stock: $0.0001 par value; authorized 30,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A convertible preferred stock: $0.0001 par value; authorized 10,000,000 shares; issued and outstanding: 10,000,000 and 0, respectively	1,000	—
Common stock: $0.0001 par value; authorized 1,800,000,000 shares; issued and outstanding: 792,318,500, and 1,544,367,100, respectively	79,232	154,437
Additional paid-in capital	3,176,751	156,602
Stock payable	184,000	218,824
Deficit accumulated during the development stage	(3,365,451)	(1,356,842)
Total stockholders' equity (deficit)	75,532	(826,979)

Total liabilities and stockholders' equity (deficit)	$106,242	$70,521

The accompanying notes are an integral part of these consolidated financial statements.

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	For the six months ended December 31, 2012	For the six months ended December 31, 2011	Period from Inception (January 18, 2011) to December 31, 2012

Revenue	$49,950	$—	$51,450	$—	$51,548

Operating expenses:
General and administrative	63,118	20,272	73,367	36,826	217,552
Amortization	—	—	—	—	496
Depreciation	1,168	299	1,547	599	2,987
Impairment of fixed assets and intangible assets	—	—	—	—	1,488
Software development	905	15,570	1,000	50,924	102,464
Officer compensation	87,447	62,500	212,447	125,000	594,434
Professional fees	36,928	37,901	65,062	38,401	234,378
Sub-licensing expense	—	—	—	—	10,000
Professional stock-based fees	600,000	200,000	600,000	200,000	1,101,564
Finance expense	—	—	—	—	25,000
Allowance on subscription receivable	—	—	—	—	20,000
(Gain) loss on extinguishment of accounts payable and due to related parties	(22,992)	—	1,106,636	—	1,106,636
Total operating expenses	766,574	336,542	2,060,059	451,750	3,416,999

Loss before income taxes	(716,624)	(336,542)	(2,008,609)	(451,750)	(3,365,451)

Provision for income taxes	—	—	—	—	—

Net loss	$(716,624)	$(336,542)	$(2,008,609)	$(451,750)	$(3,365,451)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	1,486,753,282	545,600,642	1,537,624,087	542,159,961

The accompanying notes are an integral part of these consolidated financial statements.

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31, 2012	For the six months ended December 31, 2011	Period from Inception (January 18, 2011) to December 31, 2012
Cash flows from operating activities:
Net loss	$(2,008,609)	$(451,750)	$(3,365,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,547	599	2,987
Amortization	—	—	496
Impairment of fixed assets and intangible assets	—	—	1,488
Shares issued to officer and majority shareholder	—	—	1,100
Professional stock-based fees	600,000	200,000	1,101,564
Expenses paid by related party	—	28,083	—
Finance expense	—	—	25,000
Loss on extinguishment accounts payable and due to related party	1,106,636	—	1,106,636
Changes in operating assets and liabilities:
Increase in prepaid expense	(16,951)	—	(21,951)
(Decrease) Increase in officer compensation payable	(30,158)	125,000	294,842
(Decrease) Increase in accounts payable and accrued liabilities	(43,148)	2,000	15,245
Increase in due to related parties	—	—	318,024
Net cash used in operating activities	(390,683)	(96,068)	(520,020)
Cash flows from investing activities:
Purchase of fixed assets	(17,676)	(569)	(21,316)
Cash received from reverse acquisition of Smart Kids Group, Inc.	—	—	11,701
Net cash provided by (used in) investing activities	(17,676)	(569)	(9,615)
Cash flows from financing activities:
Proceeds from issuance of stock	411,000	234,768	1,200,851
Advances by related party	—	60,314	58,750
Payments to related party	—	(190,250)	(664,004)
Net cash provided by financing activities	411,000	104,832	595,597
Net change in cash	2,641	8,195	65,962
Cash, beginning of period	63,321	77	—
Cash, end of period	$65,962	$8,272	$65,962
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—
Non-cash investing and financing activities:
Proceeds from issuance of stock received by related party	$—	$—	$369,703
Prepaid stock-based expenses acquired with the merger	$—	$—	$297,064
Deferred finance expenses acquired with the merger	$—	$—	$25,000
Fixed assets acquired with the merger	$—	$—	$1,984
Accounts payable assumed with the merger	$—	$—	$(220,013)
Due to related party assumed with the merger	$—	$—	$(581,524)
Stock payable assumed with the merger	$—	$—	$(87,453)
Stock issued for accounts payable	$1,042,620	$—	$1,042,620
Stock issued for due to related parties	$857,500	$—	$857,500

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

The Company is currently in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. All activities of the Company to September 30, 2012 relate to its organization, share issuances for services and cash and the development of software platforms for e-commerce trade. Commencing on October 1, 2012, the Company started to implement its WMX Executive Training Program Strategic Action Plan. Currently, the Company is offering an Executive Education Certificate Program in Financial Planning. In order to facilitate the Strategic Action Plan, WMX has incorporated three wholly owned subsidiaries; CIT Cambridge Institute of Technology Christian University, Inc., WMX Wealth Advisors, LLC and WMX Insurance Group, Inc.

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

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The Company and its subsidiaries will be collectively referred to herein as the “Company”.

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

 WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. BASIS OF PREPARATION (CONTINUED)

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Executive Training Program revenue is recognized as the services are performed.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $3,365,451 as of December 31, 2012. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 30,000,000 shares of $.0001 par value preferred stock. As of December 31, 2012 and June 30, 2012, no shares of preferred stock have been issued.

On December 3, 2012, the Company filed an Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of the Corporation’s newly created Series A Convertible Preferred Stock. Among other things, the Certificate of Designation (i) authorizes ten million (10,000,000) shares of the Corporation’s preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) provides that the holders of Series A Convertible Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock;  (iii) and provides that any one (1) share of Series A Convertible Preferred Stock shall be convertible into one hundred (100) shares of the Corporation’s common stock, par value $.0001 per share.

Common Stock - The Company is authorized to issue 1,800,000,000 shares of $.0001 par value common stock. As of December 31, 2012 and June 30, 2012, 792,318,500 and 1,544,367,100 shares were issued and outstanding.

On October 1, 2012, the Company agreed to issue pursuant to its 2012 Equity Incentive Plan 20,000,000 shares of common stock valued at $300,000 ($0.015 per share) for consulting services.

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

On October 23, 2012, the Company issued 20,000,000 shares of common stock to Richard Shergold, the former CEO of the Company, for consideration to waive his 1% non-dilutive provision to maintain 1% equity at all times of WMX Group Holdings, Inc.

On December 3, 2012, the Company issued 336,982,034 shares of common stock to the CEO and the majority shareholder for anti-dilution protection. This transaction has been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

On December 3, 2012, the Corporation issued 10,000,000 shares of Series A Convertible Preferred Stock to Thomas Guerriero, the Corporation’s CEO and Director, in exchange for 1,000,000,000 shares of his common stock in the Corporation and the waiver of his 95% non-dilutive provision to maintain 95% equity at all times of the Corporation’s common stock.

On December 11, 2012, the Company agreed to issue pursuant to its 2012 Equity Incentive Plan 20,000,000 shares of common stock valued at $300,000 ($0.015 per share) for consulting services.

Stock Payable

On October 2, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 60,000 shares of common stock ($0.25 per share).

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY (CONTINUED)

On October 2, 2012, the Company received $6,000 in cash in exchange for a common stock payable of 600,000 shares of common stock ($0.01 per share).

On November 2, 2012, the Company received $6,000 in cash in exchange for a common stock payable of 600,000 shares of common stock ($0.01 per share).

On November 16, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 50,000 shares of common stock ($1.00 per share).

On November 20, 2012, the Company received $9,000 in cash in exchange for a common stock payable of 900,000 shares of common stock ($0.01 per share).

On December 12, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 2,000,000 shares of common stock ($0.005 per share).

On December 19, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 3,000,000 shares of common stock ($0.005 per share).

On December 26, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 10,000,000 shares of common stock ($0.005 per share).

On December 31, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 3,000,000 shares of common stock ($0.005 per share).

On December 31, 2012, the Company received $3,000 in cash in exchange for a common stock payable of 300,000 shares of common stock ($0.01 per share).

5. Related Party transactions

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $208,334 and $125,000 for the six months ended December 31, 2012 and 2011, respectively; and $83,334 and $62,500 for the three months ended December 31, 2012 and 2011, respectively. This agreement was terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $4,114 and $0 for six months and three months ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and June 30, 2012, $1,194 and $31,352 of total officer compensation was unpaid and recorded as payable, respectively.

6. SUBSEQUENT EVENTS

During the month of January 2013, the Company received $126,591 in cash in exchange for a common stock payable of 25,318,190 shares of common stock ($0.005 per share).

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

Commencing on October 1, 2012, the Company started to implement its WMX Executive Training Program Strategic Action Plan. Currently, the Company is offering an Executive Education Certificate Program in Financial Planning. In order to facilitate the Strategic Action Plan, WMX has incorporated three wholly owned subsidiaries; CIT Cambridge Institute of Technology Christian University, Inc., WMX Wealth Advisors, LLC and WMX Insurance Group, Inc.

Our principal executive offices are at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441 and our telephone number is now 617.501.6766.

Results of operations for the three and six months ended December 31, 2012 and December 31, 2011, and for the period from Inception (January 18, 2011) to December 31, 2012

Our operating results for the three and six months ended December 31, 2012 and December 31, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Revenue	$49,950	$0	$51,450	$0
Operating Expenses	766,574	336,542	2,060,059	451,750
Net Loss	$716,624	$336,542	$2,008,609	$451,750

Revenues

We are a development stage company and have generated nominal revenues of $51,548 from inception (January 18, 2011) to December 31, 2012. We do not anticipate significant revenues until we have completed and successfully sold our products and services in the market.

Expenses

Our expenses for the three and six months ended December 31, 2012 and December 31, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

General and administrative	$63,118	$20,272	$73,367	$36,826
Depreciation	1,168	299	1,547	599
Software development	905	15,570	1,000	50,924
Officer compensation	87,447	62,500	212,447	125,000
Professional fees	36,928	37,901	65,062	38,401
Professional stock-based fee	600,000	200,000	600,000	200,000
(Gain) loss on extinguishment of accounts payable and due to related parties	(22,992)	—	1,106,636	—
Total	$766,574	$336,542	$2,060,059	$451,750

Our operating expenses increased by $430,032 and $1,608,309 for the three and six months ended December 31, 2012 as compared with the three and six months ended December 31, 2011. Our large increase in operating expenses is largely attributable to general and administrative, officer compensation, professional stock-based fees and loss on extinguishment of accounts payable and due to related parties.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

We recorded a net loss of $716,624 and $2,008,609 for the three and six months ended December 31, 2012, as compared with $336,542 and $451,750 for the three and six months ended December 31, 2011. We have incurred losses since inception and have a cumulative retained deficit of $3,365,451 as of December 31, 2012.

Liquidity And Capital Resources

Working Capital

	December 31, 2012	June 30, 2012

Current Assets	$87,913	$68,321
Current Liabilities	$30,710	$897,500
Working Capital (Deficit)	$57,203	$(829,179)

Cash Flows

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011

Cash used in Operating Activities	$(390,683)	$(96,068)
Cash used in Investing Activities	$(17,676)	$(569)
Cash provided by Financing Activities	$411,000	$104,832
Increase (Decrease) in Cash	$2,641	$8,195

Cash Used In Operating Activities

Our net loss for the six months ended December 31, 2012 was the main contributing factor for our negative operating cash flow, offset mainly by the loss on the extinguishment of accounts payable and due to related parties of $1,106,636.

Cash from Financing Activities

We generated $411,000 in cash from the issuance of common stock during the six months ended December 31, 2012.

As of December 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $3,365,451 as of December 31, 2012. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 23, 2012, the Company issued 20,000,000 shares of common stock to Richard Shergold, the former CEO of the Company, for consideration to waive his 1% non-dilutive provision to maintain 1% equity at all times of WMX Group Holdings, Inc.

On December 3, 2012, the Company issued 336,982,034 shares of common stock to the CEO and the majority shareholder for anti-dilution protection. This transaction has been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

On December 3, 2012, the Corporation issued 10,000,000 shares of Series A Convertible Preferred Stock to Thomas Guerriero, the Corporation’s CEO and Director, in exchange for 1,000,000,000 shares of his common stock in the Corporation and the waiver of his 95% non-dilutive provision to maintain 95% equity at all times of the Corporation’s common stock.

On December 3, 2012, we filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of our newly created Series A Convertible Preferred Stock. Among other things, the Certificate of Designation (i) authorizes ten million four hundred and fifty thousand (10,000,000) shares of our preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) provides that the holders of Series A Convertible Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of our common stock; (iii) and provides that any one (1) share of Series A Convertible Preferred Stock shall be convertible into one hundred (100) shares of our common stock, par value $.0001 per share.

Unless otherwise indicated, these securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMX GROUP HOLDINGS, INC.

Date:	February 14, 2013 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	February 14, 2013 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

