Form 10-Q
period 2013-03-31
WMX Group Holdings, Inc.
filed 2013-05-15
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

617.501.6766
(Registrant’s telephone number)

____________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 222,453 as of May 15, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and period from Inception (January 18, 2011) to March 31, 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and period from Inception (January 18, 2011) to March 31, 2013 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited)

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

WMX GROUP HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$21,915	$63,321
Prepaid expenses	18,962	5,000
Total current assets	40,877	68,321

Property and equipment, net	22,725	2,200

Total assets	$63,602	$70,521

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$23,799	$278,406
Officer compensation payable	331,527	31,352
Due to related parties	—	587,742
Total current liabilities	355,326	897,500

Stockholders' equity (deficit):
Preferred stock: $0.0001 par value; authorized 7,500 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A Convertible Preferred Stock: $0.0001 par value; authorized 2,500 shares; issued and outstanding: 2,500 and 0, respectively	—	—
Common stock: $0.0001 par value; authorized 450,000 shares; issued and outstanding: 218,203, and 386,092, respectively	22	39
Additional paid-in capital	3,526,561	311,000
Stock payable	215,591	218,824
Deficit accumulated during the development stage	(4,033,898)	(1,356,842)
Total stockholders' deficit	(291,724)	(826,979)

Total liabilities and stockholders' equity (deficit)	$63,602	$70,521

WMX GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	Period from Inception (January 18, 2011) to March 31, 2013

Revenue	$1,985	$—	$53,435	$—	$53,533

Operating expenses:
General and administrative	66,449	10,922	139,816	47,747	284,001
Amortization	—	—	—	—	496
Depreciation	1,733	300	3,280	899	4,720
Impairment of fixed assets and intangible assets	—	—	—	—	1,488
Software development	1,609	1,686	2,609	52,610	104,073
Officer compensation	552,333	62,500	764,780	187,500	1,146,767
Professional fees	22,308	22,905	87,370	61,306	256,686
Sub-licensing expense	—	—	—	—	10,000
Professional stock-based fees	26,000	—	626,000	200,000	1,127,564
Finance expense	—	—	—	—	25,000
Allowance on subscription receivable	—	—	—	—	20,000
Loss on extinguishment of accounts payable and due to related parties	—	—	1,106,636	—	1,106,636
Total operating expenses	670,432	98,313	2,730,491	550,062	4,087,431

Loss before income taxes	(668,447)	(98,313)	(2,677,056)	(550,062)	(4,033,898)

Provision for income taxes	—	—	—	—	—

Net loss	$(668,447)	$(98,313)	$(2,677,056)	$(550,062)	$(4,033,898)

Basic loss per common share	$(3.21)	$(0.26)	$(9.68)	$(1.44)

Basic weighted average common shares outstanding	208,378	382,074	276,640	381,284

WMX GROUP HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	Period from Inception (January 18, 2011) to March 31, 2013
Cash flows from operating activities:
Net loss	$(2,677,056)	$(550,062)	$(4,033,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,280	897	4,720
Amortization	—	—	496
Impairment of fixed assets and intangible asset	—	—	1,488
Shares issued to officer and majority shareholder	—	—	1,100
Professional stock-based expenses	626,000	200,000	1,127,563
Finance expense	—	—	25,000
Loss on extinguishment of accounts payable and due to related party	1,106,636	—	1,106,636
Changes in operating assets and liabilities:
Increase in prepaid expense	(13,962)	—	(18,962)
Increase in officer compensation payable	300,175	187,500	625,175
(Decrease) increase in accounts payable and accrued liabilities	(48,865)	2,000	9,528
Increase in due to related parties	—	—	318,024
Net cash used in operating activities	(703,792)	(159,665)	(833,130)
Cash flows from investing activities:
Purchase of fixed assets	(23,805)	(569)	(27,445)
Cash received from reverse acquisition of Smart Kids Group, Inc.	—	—	11,701
Net cash used in investing activities	(23,805)	(569)	(15,744)
Cash flows from financing activities:
Proceeds from issuance of stock	686,191	308,468	1,476,043
Advances by related party	—	99,552	58,750
Payments to related party	—	(196,000)	(664,004)
Net cash provided by financing activities	686,191	212,020	870,789
Net change in cash	(41,406)	51,786	21,915
Cash, beginning of period	63,321	77	—
Cash, end of period	$21,915	$51,863	$21,915
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—
Non-cash investing and financing activities:
Proceeds from issuance of stock received by related party	$—	$—	$369,703
Prepaid stock-based expenses acquired with the merger	$—	$—	$297,064
Deferred finance expenses acquired with the merger	$—	$—	$25,000
Fixed assets acquired with the merger	$—	$—	$1,984
Accounts payable assumed with the merger	$—	$—	$(220,013)
Due to related party assumed with the merger	$—	$—	$(581,524)
Stock payable assumed with the merger	$—	$—	$(87,453)
Stock issued for accounts payable	$1,042,620	$—	$1,042,620
Stock issued for due to related parties	$857,500	$—	$857,500

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $4,033,898 as of March 31, 2013. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

On March 18, 2013, the Company approved and effected a 1-for-4000 reverse stock split of issued and outstanding common stock and Series A Convertible Preferred Stock. In addition, the number of authorized shares of common stock was reduced from 1,800,000,000 shares to 450,000 shares and the number of authorized shares of preferred stock was reduced from 40,000,000 shares to 10,000 shares. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

Preferred Stock – The Company is authorized to issue 7,500 shares of $.0001 par value preferred stock. As of March 31, 2013 and June 30, 2012, no shares of preferred stock have been issued.

On December 3, 2012, the Company filed an Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of the Corporation’s newly created Series A Convertible Preferred Stock. Among other things, the Certificate of Designation (i) authorizes two thousand five hundred (2,500) shares of the Corporation’s preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) provides that the holders of Series A Convertible Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock; (iii) and provides that any one (1) share of Series A Convertible Preferred Stock shall be convertible into one hundred (100) shares of the Corporation’s common stock, par value $.0001 per share. As of March 31, 2013 and June 30, 2012, 2,500 and 0 shares of Series A Convertible Preferred Stock have been issued and outstanding, respectively.

Common Stock - The Company is authorized to issue 450,000 shares of $.0001 par value common stock. As of March 31, 2013 and June 30, 2012, 218,203 and 386,092 shares were issued and outstanding, respectively.

On January 1, 2013, the Company received $10,000 in cash in exchange for a common stock payable of 500 shares of common stock ($20.00 per share).

On January 4, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 250 shares of common stock ($20.00 per share).

On January 7, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 250 shares of common stock ($20.00 per share).

On January 11, 2013, the Company received $25,000 in cash in exchange for a common stock payable of 1,250 shares of common stock ($20.00 per share).

On January 11, 2013, the Company received $10,000 in cash in exchange for a common stock payable of 250 shares of common stock ($40.00 per share).

On January 17, 2013, the Company received $50,000 in cash in exchange for a common stock payable of 3,350 shares of common stock ($14.93 per share).

On February 12, 2013, the Company received $13,600 in cash in exchange for a common stock payable of 1,875 shares of common stock ($7.25 per share).

On February 14, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 250 shares of common stock ($20.00 per share).

On February 19, 2013, the Company received $15,000 in cash in exchange for a common stock payable of 2,000 shares of common stock ($7.50 per share).

On February 21, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 500 shares of common stock ($10.00 per share).

4. STOCKHOLDERS’ EQUITY (CONTINUED)

On February 27, 2013, the Company received $25,000 in cash in exchange for a common stock payable of 3,750 shares of common stock ($6.67 per share).

On February 28, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 250 shares of common stock ($20.00 per share).

On March 13, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 500 shares of common stock ($10.00 per share).

On January 19, 2013, the Company issued 10,999 of common stock to satisfy obligations under share subscription agreements for $170,000 and $26,000 in cash and services received, respectively. The obligation included $65,000 in the stock payable as of December 31, 2012 and $105,000 from the transactions noted above.

On March 15, 2013, the Company issued 9,125 of common stock to satisfy obligations under share subscription agreements for $73,600 from the transactions noted above.

Stock Payable

On January 4, 2013, the Company received $1,591 in cash in exchange for a common stock payable of 80 shares of common stock ($20.00 per share).

On January 22, 2013, the Company received $30,000 in cash in exchange for a common stock payable of 1,500 shares of common stock ($20.00 per share).

On February 14, 2013, the Company received $50,000 in cash in exchange for a common stock payable of 1,250 shares of common stock ($40.00 per share).

On March 1, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 500 shares of common stock ($10.00 per share).

On March 26, 2013, the Company received $10,000 in cash in exchange for a common stock payable of 1,000 shares of common stock ($10.00 per share).

5. Related Party transactions

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $208,334 and $187,500 for the nine months ended March 31, 2013 and 2012, respectively; and $0 and $62,500 for the three months ended March 31, 2013 and 2012, respectively. This agreement was terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $556,446 and $0 for nine months and ended March 31, 2013 and 2012, respectively; and $552,332 and $0 for three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and June 30, 2012, $331,527 and $31,352 of total officer compensation was unpaid and recorded as payable, respectively.

6. SUBSEQUENT EVENTS

Common Stock

On April 16, 2013, the Company issued 500 shares of common stock for consulting services received valued at $1,400 ($2.80 per share).

On April 17, 2013, the Company issued 3,750 shares of common stock for $25,000 cash received ($6.67 per share).

Share Exchange Agreement

On April 29, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Oxford City Football Club, LLC, a Florida limited liability company (“Oxford City FC”), and the sole member of Oxford City FC (the “Oxford City FC Member”). The Company’s CEO and Director, Mr. Thomas Guerriero, is the Oxford City FC Member.

Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding membership units of Oxford City FC in exchange for the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock to the Oxford City FC Member. As a result of the Share Exchange Agreement, Oxford City FC became a wholly-owned subsidiary of the Company and the Company now carries on the business of Oxford City FC as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing.

The closing of the Share Exchange Agreement is conditioned upon the increase of the Company’s authorized preferred stock, which is currently insufficient to issue out 75,000 shares of Series A Convertible Preferred Stock. The Company’s voting capital stock have approved by written consent an increase in authorized preferred stock from ten thousand (10,000) shares to ten million (10,000,000) shares. The increase will become effective twenty calendar days after the mailing of a Schedule 14C Information Statement to the Company’s shareholders.

On March 27, 2013 the Oxford City FC acquired 49% of the outstanding capital stock of Oxford City Football Club (Trading) Limited which operates the Oxford City Football Club located in the City of Oxford, England.

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

Company Overview

The Company is focused on two business divisions. First, the Company owns and operates a school known as the Cambridge Institute of Technology. Second, through the pending acquisition of the Oxford City Football Club, LLC, the Company will own and operate a minority interest in the Oxford City Football Club.

CIT Christian Institute of Technology University

During the first few months of 2013, the Company has been focused on course development for its CIT Christian Institute of Technology University division. It is the Company’s hope that the CIT Christian Institute of Technology will bring to highly qualified individuals an opportunity to expand their academic and experiential education. Through active participation in a rigorous and relevant learning experience students will gain new skills and insights, which will enhance their future success.

The Company has created and developed its first comprehensive degree program: a Bachelor’s Degree, Master’s Degree and Doctoral Degree in Economics and Financial Markets. The Company is expecting that its program will be ready to launch for this September's fall semester.

Oxford City Football Club and Academy

Pursuant to the terms of the Share Exchange Agreement dated April 29, 2013, the Company agreed to acquire all of the issued and outstanding membership units of Oxford City Football Club, LLC (“Oxford City FC”) in exchange for the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock to the sole member of Oxford City FC, Thomas Guerriero. As a result of the Share Exchange Agreement, Oxford City FC will become a wholly-owned subsidiary of the Company and the Company will carry on the business of Oxford City FC as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing.

The closing of the Share Exchange Agreement is conditioned upon the increase of the Company’s authorized preferred stock, which is currently insufficient to issue out 75,000 shares of Series A Convertible Preferred Stock. The Company’s voting capital stock have approved by written consent an increase in authorized preferred stock from ten thousand (10,000) shares to ten million (10,000,000) shares. The increase will become effective twenty calendar days after the mailing of a Schedule 14C Information Statement to the Company’s shareholders.

The Oxford City Football Club was founded in 1882 and has been a fixture in English Football ever since. Oxford City Football Club currently plays in the Conference North, with their focus on promotion. The organization has a championship tradition leading back to their FA Amateur Cup Championships in 1905-1906. Oxford City Football Club is one of the oldest and most historic club’s in the UK. The club has become a major contributor to football growth in the local community. It is also the largest participation club in the country with over 30 teams from all sectors of the community: boys, girls, men, ladies, learning disability teams and veterens. Oxford City Football Club plays their home games at Oxford City Football Club Stadium.

Oxford City Football Academy thrives to provide its student-athletes with a comprehensive year-round curriculum administered in collaboration with the best respected and accomplished firms in both football and academics. The goal of the Oxford City Academy is to provide student-athletes superb education and extraordinary football training. Oxford City Football Club Academy specializes in developing professional football players by scouting and training high quality football talents from around the world through its global network of affiliates.

The Academy draws upon a highly credentialed international staff of accomplished football professionals, who are selected for their experience and expertise as trainers. The training program has the highest level of engagement from professional athletes. Oxford City Football Club Academy is focused on developing student-athletes into leaders on and off the field. Students garner athletic skills to improve their technique, performance and stamina. In addition, they will leave the Academy with life skills and the knowledge to make sound decisions to pursue their future endeavors.

The Company owns a minority interest in the team and the facilities. The majority is owned by Oxford City Youth Football Club Ltd., a charitable company in England. The Company expects that, in time, the business side of the club will be run through it, so all new revenue will be generated from the Company’s efforts. Oxford City Youth Football Club Ltd will still act as a charity with 30 teams and receiving donations.

The Company plans to raise money to build a new stadium that will bring revenue to the club not only from being a world class venue to watch the Oxford City Football Club but hopefully an attractive option as a home ground to other professional teams and other sports like rugby. Also the Company intends to generate revenue by using its new stadium for concerts and an array of events.

A portion of the money will be used to bring on additional personnel, players, and bring impact individuals that will bring an add value while increasing revenue streams.

Our principal executive office is at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441 and our telephone number is now 617.501.6766.

Results of operations for the three and nine months ended March 31, 2013 and March 31, 2012, and for the period from Inception (January 18, 2011) to March 31, 2013

Our operating results for the three and nine months ended March 31, 2013 and March 31, 2012 are summarized as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue	$1,985	$—	$53,435	$—
Operating Expenses	670,432	98,313	2,730,491	550,062
Net Loss	$668,447	$98,313	$2,677,056	$550,062

Revenues

We are a development stage company and have generated nominal revenues of $53,533 from inception (January 18, 2011) to March 31, 2013. We do not anticipate significant revenues until we have completed and successfully executed our business plan.

Expenses

Our expenses for the three and nine months ended March 31, 2013 and March 31, 2012 are outlined in the table below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

General and administrative	$66,449	$10,922	$139,816	$47,747
Depreciation	1,733	300	3,280	899
Software development	1,609	1,686	2,609	52,610
Officer compensation	552,333	62,500	764,780	187,500
Professional fees	22,308	22,905	87,370	61,306
Professional stock-based fee	26,000	—	626,000	200,000
Loss on extinguishment of accounts payable and due to related parties	—	—	1,106,636	—
Total	$670,432	$98,313	$2,730,491	$550,062

Our operating expenses increased by $572,119 and $2,180,429 for the three and nine months ended March 31, 2013 as compared with the three and nine months ended March 31, 2012. Our large increase in operating expenses is largely attributable to general and administrative, officer compensation, professional stock-based fees and loss on the extinguishment of accounts payable and due to related parties.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

We recorded a net loss of $668,477 and $2,677,056 for the three and nine months ended March 31, 2013, as compared with $98,313 and $550,062 for the three and nine months ended March 31, 2012. We have incurred losses since inception and have a cumulative retained deficit of $4,033,898 as of March 31, 2013.

Liquidity And Capital Resources

Working Capital

	March 31, 2013	June 30, 2012
Current Assets	$40,877	$68,321
Current Liabilities	$355,326	$897,500
Working Capital (Deficit)	($314,449)	($829,179)

Cash Flows

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Cash used in Operating Activities	($703,793)	($159,665)
Cash used in Investing Activities	($23,805)	($569)
Cash provided by Financing Activities	$686,192	$212,020
Increase (Decrease) in Cash	($41,406)	$51,786

Cash Used In Operating Activities

Our net loss for the nine months ended March 31, 2013 was the main contributing factor for our negative operating cash flow, offset mainly by the loss on the extinguishment of accounts payable and due to related parties of $1,106,636, professional stock-based expenses of $626,000 and increase in officer compensation payable of $300,175.

Cash from Financing Activities

We generated $686,191 in cash from the issuance of common stock during the nine months ended March 31, 2013.

As of March 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $4,033,898 as of March 31, 2013. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 19, 2013, the Company issued 10,999 of common stock to satisfy obligations under share subscription agreements for $170,000 and $26,000 in cash and services received, respectively. The obligation included $65,000 in the stock payable as of December 31, 2012 and $105,000 incurred during the current reporting period.

On March 15, 2013, the Company issued 9,125 of common stock to satisfy obligations under share subscription agreements for $73,600 incurred during the current reporting period.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMX GROUP HOLDINGS, INC.

Date:	May 15, 2013 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	May 15, 2013 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

