Form 10-K
period 2013-06-30
Oxford City Football Club, Inc.
filed 2013-10-15
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-54434

Oxford City Football Club, Inc.
(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Fairway Drive, Suite 302 Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 617.501.6766
WMX Group Holdings, Inc. (Former name and former address, if changed since last Report)
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
Common Stock, par value of $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,087,226.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 597,155 as of September 20, 2013.

PART I

Item 1. Business

Our Business

OXFC is focused on the continued growth and expansion of our two core portfolio divisions. Our two core portfolio divisions are our Professional Sports Portfolio Division & Academic Institution Portfolio Division. Our Professional Sports Portfolio is comprised currently of ownership in two professional football teams in England. The two professional football teams are Oxford City FC, which plays in the Conference North Division and Oxford City Nomads, which plays in the Hellenic League Premier Division of the English Football Association. We anticipate expanding this portfolio to acquire other professional sports teams in the near future in the UK, USA, and Peru.

Our Academic Institution Portfolio is comprised currently of ownership in two academic institutions, one in Oxford, England and one in South Florida, USA. The two academic institutions are Oxford City Sports College, which specializes in Sports Education and Oxford City University, which is based in South Florida currently with a Bachelors, Masters, and Doctorate Degree Program in Economics and Financial Markets. We anticipate an expansion in our degree programs in Sports Management and Real Estate & Property Management.

Oxford City Football Club

Oxford City Football Club, Inc. (OXFC:OTCQB) (www.oxfordcityfc.com) is a publicly traded company with short term plans to go to the AMEX/NYSE, which is an owner of two professional football clubs. Oxford City has one club which plays in the Conference North Division and Oxford City Nomads, which plays in the Hellenic League Premier Division of the English Football Association.

The company is strategically positioned to implement their vertical integration model incorporating all their divisions towards future growth. The global headquarters are based in the South Florida in Deerfield Beach. Oxford City Football Club was founded in 1882 and has been a fixture in English Football ever since. Oxford City FC currently plays in the Conference North, with their focus on promotion. The organization has a championship tradition leading back to their FA Amateur Cup Championships in 1905-1906. Oxford City FC is one of the oldest and most historic club’s in the county.

On April 29, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Oxford City Football Club, LLC, a Florida limited liability company, and the sole member of Oxford City Football Club, LLC (the “Oxford City FC Member”).

Our CEO and Director, Mr. Thomas Guerriero, is the Oxford City FC Member. Oxford City Football Club, LLC was formed in Florida on March 8, 2013 and the entity acquired a 49% interest in the Oxford City Football Club (Trading) Limited from Oxford City Youth Football Club Ltd. Mr. Guerriero transferred 6,250 (post-split) shares that he held in our company in the transaction for the minority interest. The Company has control over all aspects of the football clubs, properties, and any and all assets or interests with a controlling voting document that was executed on July 1st, 2013.

Pursuant to the terms of the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding membership units of Oxford City Football Club, LLC in exchange for the issuance of 75,000 shares of our Series A Convertible Preferred Stock to the Oxford City Football Club, LLC Member.

On July 1, 2013, the parties to the Share Exchange Agreement entered into an amendment of the Share Exchange Agreement that changed the consideration payable to the Oxford City Member from 75,000 shares of our Series A Convertible Preferred Stock to 75,000 shares of our common stock.

As a result of the Share Exchange Agreement, Oxford City Football Club, LLC became our wholly-owned subsidiary and we now carry on the business of Oxford City Football Club as our primary business.

The Oxford City Football Club was founded in 1882 and has been a fixture in English Football ever since. Oxford City Football Club currently plays in the Conference North and Oxford City Nomads plays in the Hellenic Premier with their focus on promotion. The organization has a championship tradition leading back to their FA Amateur Cup Championships in 1905-1906. Oxford City Football Club is one of the oldest and most historic club’s in the country. The club has become a major contributor to football growth in the local community. It is also the largest participation club in the country with over 30 teams from all sectors of the community: boys, girls, men, ladies, learning disability teams and veterans. Oxford City Football Club plays their home games at Oxford City Football Club Stadium.

Oxford City University

OXFC owns Oxford City University is a registered University in Florida. During 2013, we have been focused on course development for our Bachelors, Masters, and Doctoral degree programs at Oxford City University. Our University has a strong relationship with our Oxford City Sports College in Oxford. It is our hope that the Oxford City University will bring highly qualified individuals an opportunity to expand their academic and experiential education. Through active participation in a rigorous and relevant learning experience students will gain new skills and insights, which will enhance their future success.

We have created and developed our first comprehensive degree program: a Bachelor’s Degree, Master’s Degree and Doctoral Degree in Economics and Financial Markets. We are actively looking to acquire a property in South Florida to establish our physical campus.

Oxford City University has recently named their new President Richard Berman. From 1972 to 1974, he worked in Washington, DC for the US Department of Health, Education, and Welfare. He carried this knowledge with him to Albany, New York, where he was a cabinet official from 1977 to 1982, first as Director of the New York State Office of Health Systems Management and then as Commissioner of the Division of Housing and Community Renewal. He was Executive Vice President of NYU Medical Center and Professor of Health Care Management at the NYU School of Medicine from 1983 to 1986 and then joined McKinsey & Company as a Management Consultant. Following this, he spent four years in various roles in the executive search field with Korn Ferry International and Howe-Lewis International. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009.

Berman was awarded Fulbright Commission grants to advise the leadership of Kabale University, Uganda and the National University of Rwanda. Richard has served on the Commission on Advancement of Racial and Ethnic Equality of the American Council on Education, was a member of the Board for the State University System of New York (SUNY), Division III President’s Council of NCAA, ProPAC, and the New York State’s Commissioner’s Advisory Council on Higher Education. Since “retiring” in 2009, Mr. Berman has served as a consultant to the Commissioner of the US Food and Drug Administration (FDA) and as an advisor to the government of Rwanda in the fields of healthcare and education, and in 2010, he accepted a full-time position as Advisor to the Joint Special Representative of the African Union-United Nations Mission in Darfur (UNAMID) – the largest peacekeeping operation in the world. He is currently a member of the Boards of Emblem Healthcare, Seeds of Peace, NY Police Museum and Advisor to the Chancellor of KWARA State University, Nigeria.

Richard attended the University of Michigan in Ann Arbor, receiving a Bachelor of Business Administration degree in 1966 and his MBA and MPH degrees in 1968. He holds an honorary Doctor of Laws from Manhattanville College and an honorary Doctor of Humane Letters from New York Medical College. He was elected to membership of the Institute of Medicine of the National Academy of Science.

Oxford City Sports College

Oxford City Sports College thrives to provide its student-athletes a comprehensive year-round curriculum administered in collaboration with the best respected and accomplished firms in both football and academics. The goal of the Oxford City Sports College is to provide student-athletes superb education and extraordinary football training. Oxford City Sports College specializes in developing professional football players by scouting and training high quality football talents from around the world through its global network of affiliates.

Oxford City Sports College draws upon a highly credentialed international staff of accomplished football professionals, who are selected for their experience and expertise. Our training program has the highest level of engagement from professional athletes. Oxford City Sports College is focused on developing student-athletes into leaders on and off the field. Students garner athletic skills to improve their technique, performance and stamina. In addition, they will leave the Sports College with life skills and the knowledge to make sound decisions to pursue their future endeavors.

We plan to raise funds to build a new stadium that will bring revenue to the club not only from being a world class venue to watch the Oxford City Football Club but hopefully an attractive option as a home ground to other professional teams and other sports like rugby. Also we intend to generate revenue by using our new stadium for concerts and an array of events.

A portion of any money that we are able to raise will be used to bring on additional personnel, players, and bring impact individuals that will bring and add value while increasing revenue streams.

Employees

As of the date of this Annual Report, we have five full-time employees, Thomas Anthony Guerriero, Diana Lovera, Craig Tornberg, Richard Berman and Colin Taylor. We also have two part-time employees Anthony Guerriero and Philip Clark. In addition to these individuals we work with several independent consultants that are not employees but work with OXFC in several areas of business development.

Item 2. Properties

Our principal executive offices are located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441. Our offices are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “OXFC” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting.

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

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	$6.48	$1.60
March 31, 2013	$60.00	$4.00
December 31, 2012	$100.00	$32.00
September 30, 2012	$120.00	$40.00

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	$214.00	$64.00
March 31, 2012	$1,280.00	$44.00
December 31, 2011	$160.00	$44.00

On September 20, 2013, the last sales price per share of our common stock was $4.00.

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

Holders of Our Common Stock

As of September 20, 2013, we had 597,155 shares of our common stock issued and outstanding, held by 132 shareholders of record.

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

On April 2, 2013, the Company issued 1,000 shares of common stock to satisfy obligations under share subscription agreement for $10,000 from the transactions noted above.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 11, 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we may issue up to an aggregate total of 13,750 incentive or non-qualified options to purchase our common stock. As of June 30, 2013, we have issued 10,000 shares of our common stock under the Plan.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended June 30, 2013 and 2012, the Period from Inception (January 18, 2011) to June 30, 2013

Our operating results for the years ended June 30, 2013 and 2012 are summarized as follows:

	Year Ended	Year Ended
	June 30, 2013	June 30, 2012
Revenue	$53,435	$98
Operating Expenses	$(3,748,315)	$(1,034,442)
Share of loss	$(17,045)	$—
Net Loss	$(3,711,925)	$(1,034,344)

Revenues

We are a development stage company and have generated nominal revenues of $53,553 from inception (January 18, 2011) to June 30, 2013.

At July 1, 2013, the Company ceased to be a development stage company as its principal planned operations of operating the Oxford City Football Club, commenced.

Operating Expenses

Our expenses for the years ended June 30, 2013 and 2012 are outlined in the table below:

	Year Ended	Year Ended
	June 30, 2013	June 30, 2012
General and administrative	$193,747	$62,566
Amortization	—	496
Depreciation	5,412	1,206
Impairment of fixed assets and intangible assets	—	1,488
Software development	3,491	52,849
Officer compensation	1,684,448	256,987
Professional fees	127,181	126,786
Sub-licensing expense	—	10,000
Finance expense	—	25,100
Professional stock-based fee	627,400	497,064
Loss on extinguishment of accounts payable and due to former officers	1,106,636	—
Total	$3,748,315	$1,034,442

Our operating expenses increased by $2,713,873 for the year ended June 30, 2013 as compared with the year ended June 30, 2012. Our large increase in operating expenses is largely attributable to general and administrative, officer compensation, professional stock-based fees and loss on the extinguishment of accounts payable and due to related parties.

We anticipate that we will incur approximately $70,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of an increase in operating costs and other expenses, our net loss for the year ended June 30, 2013 was $3,711,925 compared to net loss of $1,034,344 for the year ended June 30, 2012. We have a cumulative net loss of $5,068,767 for the period from inception (January 18, 2011) to June 30, 2013.

Liquidity and Capital Resources

Working Capital

	June 30, 2013	June 30, 2012
Current Assets	$10,382	$68,321
Current Liabilities	$1,301,675	$897,500
Working Capital (Deficit)	$(1,291,293)	($829,179)

Cash Flows

	Year Ended June 30, 2013	Year Ended June 30, 2012
Cash used in Operating Activities	$(766,810)	$(198,352)
Cash provided by (used in) Investing Activities	$(197,219)	$11,132
Cash provided by Financing Activities	$905,797	$250,464
Increase (Decrease) in Cash	$(58,232)	$63,244

Cash Used In Operating Activities

Our net loss for the year ended June 30, 2013 was the main contributing factor for our negative operating cash flow, offset mainly by the loss on the extinguishment of accounts payable and due to related parties of $1,106,636, professional stock-based expenses of $627,400 and increase in officer compensation payable of $1,209,842.

Cash from Financing Activities

We generated $898,392 in cash from the issuance of common stock during the year ended June 30, 2013.

As of June 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At June 30, 2013, we had $5,089 of cash on-hand and a deficit accumulated during the development stage of $5,068,767, and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2013. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2013-11 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2013 and 2012;
F-3	Consolidated Statements of Operations for the years ended June 30, 2013 and 2012, the period from inception (January 18, 2011) to June 30, 2013;
F-4	Consolidated Statement of Stockholders’ Deficit for the period from inception (January 18, 2011) to June 30, 2013;
F-5	Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012, the period from inception (January 18, 2011) to June 30, 2013;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oxford City Football Club, Inc.

We have audited the accompanying consolidated balance sheets of Oxford City Football Club, Inc. (formerly WMX Group Holdings, Inc.) (the “Company”) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended June 30, 2013 and 2012 and for the period from Inception (January 18, 2011) through June 30, 2013. Oxford City Football Club, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford City Football Club, Inc. as of June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended as of June 30, 2013 and for the period from Inception (January 18, 2011) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

October 9, 2013

OXFORD CITY FOOTBALL CLUB, INC.
(formerly WMX Group Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30,	June 30,
	2013	2012
ASSETS

Current assets:
Cash	$5,089	$63,321
Prepaid expenses	5,293	5,000
Total current assets	10,382	68,321

Property and equipment, net	20,593	2,200
Investment in Oxford City Football Club (Trading) Limited	162,814	—

Total assets	$193,789	$70,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$41,738	$278,406
Officer compensation payable	1,241,194	31,352
Deferred revenue	10,000	—
Due to related parties	8,743	587,742
Total current liabilities	1,301,675	897,500

Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 7,500 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A Convertible Preferred Stock: $0.0001 par value; authorized 2,500 shares; issued and outstanding: 2,500 and 0, respectively
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued and outstanding: 223,455, and 386,092, respectively	22	38
Additional paid-in capital	3,562,961	311,001
Stock payable	399,236	218,824
Treasury Stock	(1,338)	—
Deficit accumulated during the development stage	(5,068,767)	(1,356,842)
Total stockholders' deficit	(1,107,886)	(826,979)

Total liabilities and stockholders' deficit	$193,789	$70,521

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
(formerly WMX Group Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	For the year ended June 30, 2013	For the year ended June 30, 2012	Period from Inception (January 18, 2011) to June 30, 2013

Revenue	$53,435	$98	$53,533

Operating expenses:
General and administrative	193,747	62,566	337,932
Amortization	—	496	496
Depreciation	5,412	1,206	6,852

Impairment of fixed assets and intangible assets	—	1,488	1,488
Software development	3,491	52,849	104,955
Officer compensation	1,684,448	256,987	2,066,435
Professional fees	127,181	126,786	296,497
Sub-licensing expense	—	10,000	10,000
Professional stock-based fees	627,400	497,064	1,128,964
Finance expense	—	25,000	25,000
Loss on extinguishment	1,106,636	—	1,106,636
Allowance on subscription receivable	—	—	20,000
Total operating expenses	3,748,315	1,034,442	5,105,255

Other loss:

Share of loss of Oxford City Football Club (Trading) Limited	(17,045)	—	(17,045)

Net loss	$(3,711,925)	$(1,034,344)	$(5,068,767)

Basic loss per common share	$(12.33)	$(3.43)

Basic weighted average common shares outstanding	300,973	301,415

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
(formerly WMX Group Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT PERIOD FROM INCEPTION (JANUARY 18, 2011) TO JUNE 30, 2013
(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Stock	Due from Related	Subscriptions	Treasury	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	Stock	Stage	Deficit

Balance, January 18, 2011	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—

Shares issued to officer and majority shareholders *	—	—	380,000	38	1,062		—	—		—	1,100

Shares issued for cash, net offering costs	—	—	259	—	665,512	—	(369,703)	(275,500)		—	20,309

Stock-based compensation	—	—	1	—	4,500	—	—	—		—	4,500

Repayment on related party	—	—	—	—	—	—	174,503	—		—	174,503

Net loss	—	—	—	—	—	—	—	—		(322,498)	(322,498)

Balance, June 30, 2011	—	—	380,260	38	671,074	—	(195,200)	(275,500)	—	(322,498)	(122,086)

Shares issued for cash, net offering costs	—	—	1,276	—	(7,032)	—	—	275,500		—	268,468

Stock payable for cash	—	—	—	—	—	131,371	—	—		—	131,371

Stock-based compensation	—	—	50	—	200,000	—	—	—		—	200,000

Repayment of amount due from related party	—	—	—	—	—	—	195,200	—		—	195,200

Reverse acquisition of Smart Kids Group Inc.	—	—	4,506	—	(553,041)	87,453	—	—		—	(465,588)

Net loss	—	—	—	—	—	—	—	—		(1,034,344)	(1,034,344)

Balance, June 30, 2012	—	—	386,092	38	311,001	218,824	—	—	—	(1,356,842)	(826,979)

Shares issued for cash	—	—	28,788	3	387,597	—	—	—	—	—	387,600

Issue of shares in satisfaction of accounts payable	—	—	16,908	2	1,042,618	—	—	—	—	—	1,042,620

Issue of shares in satisfaction of due to related parties	—	—	13,375	1	857,499	—	—	—	—	—	857,500

Stock-based compensation	—	—	11,000	1	627,399	—	—	—	—	—	627,400

Shares issued to waive anti-dilution clause - Richard Shergold	—	—	5,000	1	(1)	—	—	—	—	—	—

Shares issued to waive anti-dilution clause - Thomas Guerriero	2,500	—	(250,000)	(25)	25	—	—	—	—	—	—

Issue of shares for stock payable	—	—	12,292	1	336,823	(336,824)	—	—	—	—	—

Purchase of treasury stock	—	—	—	—	—		—	—	(1,338)	—	(1,338)

Stock payable issued for cash	—	—	—	—	—	510,791	—	—	—	—	510,791

Stock payable issued for investment in Oxford City Football Club (Trading) Limited	—	—	—	—	—	6,445	—	—	—	—	6,445

Net loss	—	—	—	—	—	—	—	—	—	(3,711,925)	(3,711,925)

Balance, June 30, 2013	2,500	$—	223,455	$22	$3,562,961	$399,236	$—	$—	$(1,338)	$(5,068,767)	$(1,107,886)

* 225,000 shares and 117,741 shares were issued during the years ended June 30, 2013 and 2012, respectively. Under the anti-dilution clause these shares have been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
(formerly WMX Group Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the year ended June 30, 2013	For the year ended June 30, 2012	Period from Inception (January 18, 2011) to June 30, 2013

Cash flows from operating activities:
Net loss	$(3,711,925)	$(1,034,344)	$(5,068,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,412	1,206	6,852
Amortization	—	496	496
Share of loss of Oxford City Football Club (Trading) Limited	17,045	—	17,045
Impairment of fixed assets and intangible asset	—	1,488	1,488
Shares issued to officer and majority shareholder	—	—	1,100
Professional stock-based expenses	627,400	497,064	1,128,964
Finance expense	—	25,000	25,000
Loss on extinguishment	1,106,636		1,106,636
Changes in operating assets and liabilities:
Increase in prepaid expense	(293)	(5,000)	(5,293)
Increase in officer compensation payable	1,209,842	200,000	1,534,842
Increase in accounts payable and accrued liabilities	(30,927)	58,393	27,466
Increase in deferred revenue	10,000	—	10,000
Increase in due to related parties	—	57,345	318,024
Net cash provided by (used in) operating activities	(766,810)	(198,352)	(896,147)

Cash flows from investing activities:
Purchase of fixed assets	(23,805)	(569)	(27,445)
Cash received from reverse acquisition of Smart Kids Group, Inc.	—	11,701	11,701
Investment in Oxford City Football Club (Trading) Limited	(173,414)	—	(173,414)
Net cash provided by (used in) investing activities	(197,219)	11,132	(189,158)

Cash flows from financing activities:
Proceeds from issuance of stock	898,392	399,839	1,688,243
Advances by related party	8,743	49,125	67,493
Payments to related party	—	(198,500)	(664,004)
Purchase of treasury stock	(1,338)	—	(1,338)
Net cash provided by (used in) financing activities	905,797	250,464	1,090,394

Net change in cash	(58,232)	63,244	5,089

Cash, beginning of period	63,321	77	—

Cash, end of period	$5,089	$63,321	$5,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Non-cash investing and financing activities:
Proceeds from issuance of stock received by related party	$—	$—	$369,703
Prepaid stock-based expenses acquired with the merger	$—	$297,064	$297,064
Deferred finance expenses acquired with the merger	$—	$25,000	$25,000
Fixed assets acquired with the merger	$—	$1,984	$1,984
Accounts payable assumed with the merger	$—	$(220,013)	$(220,013)
Due to related party assumed with the merger	$—	$(581,324)	$(581,324)
Stock payable assumed with the merger	$—	$(87,453)	$(87,453)
Stock payable issued for investment in Oxford City Football Club (Trading) Limited	$6,445	$—	$6,445
Stock issued for accounts payable	$1,042,620	$—	$1,042,620
Stock issued for due to related parties	$857,500	$—	$857,500

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
(formerly WMX Group Holdings, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Oxford City Football Club, Inc. (formerly WMX Group Holdings, Inc.), (the "Company" or "Oxford") was incorporated on February 11, 2003 in the State of Florida as Smart Kids Group, Inc. On June 11, 2012, the Company changed its name from Smart Kids Group, Inc. to WMX Holdings Group, Inc. and on July 8, 2013, the Company changed its name from WMX Holdings Group, Inc. to Oxford City Football Club, Inc.

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

The Company at June 30, 2013 is in the development stage as defined in Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 915. All activities of the Company to September 30, 2012 relate to its organization, share issuances for services and cash and the development of software platforms for e-commerce trade. Commencing on October 1, 2012, the Company started to implement its WMX Executive Training Program Strategic Action Plan. Currently, the Company is offering an Executive Education Certificate Program in Financial Planning. In order to facilitate the Strategic Action Plan, WMX has incorporated three wholly owned subsidiaries; CIT Cambridge Institute of Technology Christian University, Inc., WMX Wealth Advisors, LLC and WMX Insurance Group, Inc. On April 29, 2013, the Company acquired 100% of Oxford City Football Club, LLC, a commonly control entity that is owned by the Company’s CEO and Director, Mr. Thomas Guerriero, in a Share Exchange Agreement. Oxford City Football Club, LLC has a 49% equity method investment in Oxford City Football Club (Trading) Limited which operates the Oxford City Football Club located in the City of Oxford, England.

Effective July 1, 2013, all the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby the Company, a 49% shareholder, has the right to appoint four Board members, Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of the Company, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by the Company. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director of the Company the authority to be the deciding vote. As a result of the Voting Agreement, the Company controls greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, the Company on July 1, 2013 includes the accounts of Oxford City Football Club (Trading) Limited in its consolidated financial statements.

At July 1, 2013, the Company ceased to be a development stage company as its principal planned operations of operating the Oxford City Football Club, commenced.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated. The Company and its subsidiaries will be collectively referred to herein as the “Company”.

Investment - Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

We measure our investment in the Oxford City Football Club (Trading) Limited at fair value on a nonrecurring basis when it is deemed to be other-than-temporarily impaired. The fair value of our investment is determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

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

Property and equipment - Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Furniture and equipment	3 years
Computer equipment	3 years
Leasehold improvements	3 years

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

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Property and equipment (continued)

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

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

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

Advertising costs - Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended June 30, 2013.

Reclassification

Certain amounts in the consolidated balance sheet for the year ended June 30, 2012 have been reclassified to be consistent with the current year presentation. Common stock of $120,739 has now been restated to $$38 and additional paid-in capital of $190,300 has now been restated to $311,001 in the balance sheet due to the shares issued under the anti-dilution clause have been recorded retroactively similar to a stock split and a 1-for-4000 reverse stock split recorded retroactively. The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates “ASU” 2013-11 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $5,068,767 as of June 30, 2013. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

4.	REVERSE ACQUISITION – (CONTINUED)

On the Form 10-Q posted on the SEC website on May 21, 2012 by Smart Kids for the quarterly period ended March 31, 2012; Smart Kids reported a deficiency in net assets of $(478,018). A reconciliation of Smart Kids net assets from March 31, 2012 to April 30, 2012 is below:

NET ASSETS (DEFICIENCY) – March 31, 2012	$(478,018)
Net loss for the one month period ended April 30, 2012	(70,887)
Common stock payable issued for cash for 8,300,000 shares of common stock	83,317
NET ASSETS (DEFICIENCY) – April 30, 2012	$(465,588)

Condensed Statement of Operations of Smart Kids for the one month period ended April 30, 2012
Operating expenses
Legal and professional fees	$11,000
Salaries and wages	31,380
General and administrative expense	8,416
Sub-licensing expense	5,008
Impairment of equity investment	15,083
Loss before other expenses	70,887

Net loss	$(70,887)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2013 and 2012.

	2013	2012
Furniture and equipment	$11,710	$2,237
Computer equipment	11,076	1,403
Leasehold improvements	4,659	—
	27,445	3,640
Less: accumulated depreciation	6,852	1,440
	$20,593	$2,200

Depreciation expense for the years ending June 30, 2013 and 2012 was $5,412 and 1,206, respectively.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

6.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED

On April 29, 2013, the Company acquired 100% of Oxford City Football Club, LLC, a commonly control entity that is owned by the Company’s CEO and Director, Mr. Thomas Guerriero, in a Share Exchange Agreement (see Note 8). Oxford City Football Club, LLC has a 49% equity method investment in of Oxford City Football Club (Trading) Limited which operates the Oxford City Football Club located in Oxford, England. The remaining outstanding capital stock is held by the following shareholders (i) 1% by Guerriero, LLC, a company controlled by the Company’s CEO and Director, Mr. Thomas Guerriero (ii) 50% by Oxford City Youth Football Club Limited, a charity located in Oxford, England. The financial results of Oxford City Football Club (Trading) Limited are included in the Company’s consolidated financial statements with a one month lag, using the equity method of accounting and with intercompany profits eliminated in accordance with the Company’s accounting policy.

Carrying Value of Investment

Issuance of stock payable for 75,000 shares of common stock of the Company on April 29, 2013	$6,445
Capital contributions (April 29, 2013 to June 30, 2013)	173,414
49% share of loss of Oxford City Football Club (Trading) Limited (April 29, 2013 to May 31, 2013)	(17,045)
Carrying value of investment on June 30, 2013	$162,814

Results of Operations of Oxford City Football Club (Trading) Limited

April 29, 2013 to May 31 2013
Sales	$50,450
Cost of sales	(8,694)
Gross profit	$41,757
Net income (loss)	$(1,904)

Balance Sheet of Oxford City Football Club (Trading) Limited

May 31, 2013
Current assets	$71,168
Noncurrent assets	9
Total assets	$71,177

Current liabilities	$607,777
Noncurrent liabilities	194,515
Total liabilities	$802,292

Net assets (deficiency)	$(731,115)

Reconciliation of the Carrying Value of the Investment and the Amount of Underlying Equity in Net Assets

Net assets (deficiency) of Oxford City Football Club (Trading) Limited at May 31, 2013	$(731,115)
49% interest in the net assets of Oxford City Football Club (Trading) Limited	(358,246)
49% of amount due from Oxford City Youth Football Club Limited classified as net assets (deficiency)	155,397
49% interest in carrying value of unamortized intangible asset	192,249
Capital contributions	173,414
Carrying value of investment on June 30, 2013	$162,814

The difference between the consideration paid and the net asset (deficiency) of $481,599 was recognized as an intangible asset for the trade name of the Oxford City Football Club. The intangible asset is being amortized on a straight line over 12 months.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

7.	INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $354,846 which is calculated by multiplying a 25% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

	2013	2012
Net loss for the year	$3,711,925	$1,034,344
Adjustments:
Accrued payroll	(1,209,842)	(31,352)
Impairment of fixed assets and intangible assets	—	(1,488)
Stock-based compensation	(627,400)	(522,064)
Loss extinguishment	(1,106,636)	—
Tax loss for the year	768,047	479,440
Estimated effective tax rate	25%	25%
Deferred tax asset	$192,012	$119,860

The total valuation allowance is $354,096 and $162,834 as of June 30, 2013 and 2012, respectively. Details are as follows:

	2013	2012
Deferred tax asset	$354,846	$162,834
Valuation allowance	(354,846)	(162,834)
Current taxes payable	—	—
Provision for income tax	$—	$—

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$171,898	2031
2012	$479,440	2032
2013	$768,047	2033

 OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. STOCKHOLDERS’ EQUITY

On March 18, 2013, the Company approved and effected a 1-for-4000 reverse stock split of issued and outstanding common stock and Series A Convertible Preferred Stock. In addition, the number of authorized shares of common stock was reduced from 1,800,000,000 shares to 450,000 shares and the number of authorized shares of preferred stock was reduced from 40,000,000 shares to 10,000 shares. On July 8, 2013, the shareholders approved an increase in the number of authorized shares of the Company’s common stock from 450,000 shares to 200,000,000 shares. Consequently, all share information has been revised to reflect the reverse stock split from the Company's inception.

Preferred Stock – The Company is authorized to issue 7,500 shares of $.0001 par value preferred stock. As of June 30, 2013 and 2012, no shares of preferred stock have been issued.

On December 3, 2012, the Company filed an Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of the Corporation’s newly created Series A Convertible Preferred Stock. Among other things, the Certificate of Designation (i) authorizes two thousand five hundred (2,500) shares of the Corporation’s preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) provides that the holders of Series A Convertible Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock; (iii) and provides that any one (1) share of Series A Convertible Preferred Stock shall be convertible into one hundred (100) shares of the Corporation’s common stock, par value $.0001 per share. As of June 30, 2013 and 2012, 2,500 and 0 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

Common Stock - The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock. As of June 30, 2013 and 2012, 223,455 and 386,092 shares were issued and outstanding, respectively.

On January 18, 2011, the date of incorporation, the Company issued 24,760 shares of common stock to the founding shareholder and Chief Executive Officer of the Company, as founder shares, for services rendered in the formation of the Company for a total consulting expense of $1,100.

On March 8, 2011, the Company issued 1 share of common stock valued at $4,500 per share or $4,500 as consideration for consulting service related to business development and investor relations. Fair value was determined based on the value of the common stock issued by the Company.

During the year ended June 30, 2011, the Company issued 259 shares of common stock at $4,000 per share, for cash proceeds of $665,512, net of offering costs totaling $369,988. The Company has received total proceeds of $20,309 as of June 30, 2011, $275,500 were received subsequently during the year ended June 30, 2012, and the remaining balance of $369,703 was received by the GCE Wealth, Inc., an S Corporation owned by the Chief Executive Officer and majority shareholder of the Company as of June 30, 2011. The $369,703 received by GCE Wealth, Inc. has been included in due from related party and recorded as a reduction of stockholders’ equity as of June 30, 2011. The offering costs of $369,988 include $362,639 related to escrow agent’s fee paid to Robert Glass, the Germany escrow agent, and investor relation services paid to Going Public, Ltd., and $7,349 related to the foreign exchange loss.

During the year ended June 30, 2011, the Company recorded as allowance for subscription receivable of $20,000 for shares issued to shareholder. The $20,000 is recorded in the statement of operations as allowance for subscription received for the period ended June 30, 2011.

During the year ended June 30, 2012, the Company issued 26 shares of common stock, for cash proceeds of $33,700, net of offering costs of $40,732. The Company has paid total proceeds of $7,032 at June 30, 2012. The offering costs of $40,732 related to brokerage and specialist trading fees. In connection with the offering, the Company has also issued 5,000,000 shares of common stock to Going Public, Ltd. for services provided to the Company related to public offering on the Frankfurt Stock Exchange. The shares were valued at $4,000 per share and recorded as a reduction of stockholders’ equity.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. STOCKHOLDERS’ EQUITY – (CONTINUED)

On October 19, 2011, the Company issued 50 shares of common stock valued at $4,000 per share or $200,000 as consideration for investor relations. Fair value was determined based on the value of the common stock issued by the Company.

On April 30, 2012, Smart Kids completed a reverse acquisition transaction with the shareholders of WMX pursuant to which Smart Kids acquired 100% of the issued and outstanding capital stock of WMX in exchange for an aggregate of 26,346 common shares of Smart Kids, which constituted 85% of Smart Kids issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. Prior to the acquisition, Smart Kids was a development stage company and did not meet the definition of a business, therefore, the reverse acquisition of Smart Kids by WMX has been accounted for as a capital transaction which deems Smart Kids to be acquired by WMX by the issuance of 4,506 shares of common shares (issued and outstanding prior to the reverse acquisition) for its net deficiency of $465,588.

On May 22, 2012, Smart Kids entered into Amendment No. 1 to the Merger Agreement (the “Merger Agreement Amendment”) with WMX, and Acquisition Sub, effective April 30, 2012. The Merger Agreement Amendment revises the Merger Agreement to change the shares that will be exchanged in the Merger from 26,011 shares of our common stock to 26,346 shares of our common stock; and provide for anti-dilution to two of our board members: Mr. Thomas Guerriero, CEO and director, will have a 95% non-dilutive equity interest and Mr. Richard Shergold, formal CEO and director, will have a 1% non-dilutive equity interest in our company. There is no termination or expiration date of the anti-dilution clause.

On June 5, 2012, the Company issued 237,500 shares of common stock to the CEO and the majority shareholder for anti-dilution protection. This transaction has been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

On June 11, 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we may issue up to an aggregate total of 13,750 incentive or non-qualified options to purchase our common stock.

On September 12, 2012, the Company issued 10,625 and 2,750 shares in common stock valued at $857,500 ($64.00 per share) to settle amounts due to the former CEO and former COO of the Company of $475,558 and $112,184, respectively per debt settlement agreements. As a result, the Company recorded a loss on extinguishment of debt of $269,758.

On September 12, 2012, the Company issued 16,908 shares in common stock valued at $1,042,620 ($61.60 per share) to settle accounts payable of $182,750 per debt settlement agreements. As a result, the Company recorded a loss on extinguishment of debt of $859,870.

On September 12, 2012, the Company issued 33,495 shares of common stock to original investors of the Company for anti-dilution protection. This transaction has been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

On October 1, 2012, the Company agreed to issue pursuant to its 2012 Equity Incentive Plan 5,000 shares of common stock valued at $300,000 ($60.00 per share) for consulting services.

On October 3, 2012, the Company received $4,000 in cash in exchange for a common stock payable of 1,250 shares of common stock ($3.20 per share).

On October 5, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 1,250 shares of common stock ($8.00 per share).

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. STOCKHOLDERS’ EQUITY – (CONTINUED)

On October 23, 2012, the Company issued 6,000 of common stock to satisfy obligations under share subscription agreements for $64,006 and $2,130 in cash and services received, respectively. The obligation included $52,136 in the stock payable as of September 30, 2012 and $14,000 from the transactions noted above.

On October 23, 2012, the Company issued 5,000 shares of common stock to Richard Shergold, the former CEO of the Company, for consideration to waive his 1% non-dilutive provision to maintain 1% equity at all times of WMX Group Holdings, Inc.

On December 3, 2012, the Company issued 84,246 shares of common stock to the CEO and the majority shareholder for anti-dilution protection. This transaction has been recorded retroactively similar to a stock split since the shares were issued with no corresponding consideration.

On December 3, 2012, the Corporation issued 2,500 shares of Series A Convertible Preferred Stock to Thomas Guerriero, the Corporation’s CEO and Director, in exchange for 250,000 shares of his common stock in the Corporation and the waiver of his 95% non-dilutive provision to maintain 95% equity at all times of the Corporation’s common stock.

On December 11, 2012, the Company agreed to issue pursuant to its 2012 Equity Incentive Plan 5,000 shares of common stock valued at $300,000 ($60.00 per share) for consulting services.

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

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. STOCKHOLDERS’ EQUITY – (CONTINUED)

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

On April 2, 2013, the Company issued 1,000 shares of common stock to satisfy obligations under share subscription agreement for $10,000 from the transactions noted above.

On April 16, 2013, the Company issued 500 shares of common stock for consulting services received valued at $1,400 ($2.80 per share).

On April 17, 2013, the Company issued 3,750 shares of common stock for $25,000 cash received ($6.67 per share).

Stock Payable

On July 1, 2012, the Company received $20,000 in cash in exchange for a common stock payable of 375 shares of common stock ($53.33 per share).

On August 15, 2012, the Company received $100,000 in cash in exchange for a common stock payable of 3,438 shares of common stock ($29.20 per share).

On September 7, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 3,750 shares of common stock ($13.20 per share).

On September 17, 2012, the Company received $1,000 in cash in exchange for a common stock payable of 63 shares of common stock ($16.00 per share).

On September 19, 2012, the Company received $5,000 in cash in exchange for a common stock payable of 625 shares of common stock ($8.00 per share).

On September 19, 2012, the Company received $2,000 in cash in exchange for a common stock payable of 63 shares of common stock ($16.00 per share).

On September 24, 2012, the Company received $25,000 in cash in exchange for a common stock payable of 1,250 shares of common stock ($20.00 per share).

On September 24, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 750 shares of common stock ($13.20 per share).

On September 26, 2012, the Company received $5,000 in cash in exchange for a common stock payable of 625 shares of common stock ($8.00 per share).

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. STOCKHOLDERS’ EQUITY – (CONTINUED)

On October 2, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 15 shares of common stock ($1,000.00 per share).

On October 2, 2012, the Company received $6,000 in cash in exchange for a common stock payable of 150 shares of common stock ($40.00 per share).

On November 2, 2012, the Company received $6,000 in cash in exchange for a common stock payable of 150 shares of common stock ($40.00 per share).

On November 16, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 13 shares of common stock ($4,000.00 per share).

On November 20, 2012, the Company received $9,000 in cash in exchange for a common stock payable of 225 shares of common stock ($40.00 per share).

On December 12, 2012, the Company received $10,000 in cash in exchange for a common stock payable of 500 shares of common stock ($20.00 per share).

On December 19, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 750 shares of common stock ($20.00 per share).

On December 26, 2012, the Company received $50,000 in cash in exchange for a common stock payable of 2,500 shares of common stock ($20.00 per share).

On December 31, 2012, the Company received $15,000 in cash in exchange for a common stock payable of 750 shares of common stock ($20.00 per share).

On December 31, 2012, the Company received $3,000 in cash in exchange for a common stock payable of 75 shares of common stock ($40.00 per share).

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

On April 16, 2013, the Company received $2,500 in cash in exchange for a common stock payable of 2,500 shares of common stock ($1.00 per share).

On May 14, 2013, the Company received $25,000 in cash in exchange for a common stock payable of 25,000 shares of common stock ($1.00 per share).

On May 16, 2013, the Company received $20,000 in cash in exchange for a common stock payable of 20,000 shares of common stock ($1.00 per share).

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. STOCKHOLDERS’ EQUITY – (CONTINUED)

On May 16, 2013, the Company received $3,000 in cash in exchange for a common stock payable of 3,000 shares of common stock ($1.00 per share).

On May 17, 2013, the Company received $25,000 in cash in exchange for a common stock payable of 25,000 shares of common stock ($1.00 per share).

On May 17, 2013, the Company received $3,000 in cash in exchange for a common stock payable of 3,000 shares of common stock ($1.00 per share).

On May 20, 2013, the Company received $25,000 in cash in exchange for a common stock payable of 25,000 shares of common stock ($1.00 per share).

On May 21, 2013, the Company received $10,500 in cash in exchange for a common stock payable of 10,500 shares of common stock ($1.00 per share).

On May 21, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 10,000 shares of common stock ($0.50 per share).

On May 22, 2013, the Company received $55,000 in cash in exchange for a common stock payable of 55,000 shares of common stock ($1.00 per share).

On June 4, 2013, the Company received $7,700 in cash in exchange for a common stock payable of 7,700 shares of common stock ($1.00 per share).

On June 21, 2013, the Company received $3,500 in cash in exchange for a common stock payable of 3,500 shares of common stock ($1.00 per share).

On June 28, 2013, the Company received $5,000 in cash in exchange for a common stock payable of 5,000 shares of common stock ($1.00 per share).

Share Exchange Agreement

On April 29, 2013, the Company entered into a Share Exchange Agreement with Oxford City Football Club, LLC, a Florida limited liability company (“Oxford City FC”), and the sole member of Oxford City FC (the “Oxford City FC Member”). The Company’s CEO and Director, Mr. Thomas Guerriero, is the Oxford City FC Member.

Pursuant to the terms of the Share Exchange Agreement, the Company agreed to acquire all of the issued and outstanding membership units of Oxford City FC in exchange for the issuance of stock payable for 75,000 shares of the common stock to the Oxford City FC Member. As a result of the Share Exchange Agreement, Oxford City FC became a wholly-owned subsidiary of the Company and the Company now carries on the business of Oxford City FC as its primary business. Oxford City FC’s sole asset is 49% of the outstanding capital stock of Oxford City Football Club (Trading) Limited which operates the Oxford City Football Club located in Oxford, England.

As the Company and Oxford City FC, prior to the Share Exchange Agreement, was under the common control of Mr. Thomas Guerriero, the investment in Oxford City FC upon recognition was valued at its carrying value of $6,445.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

9. Related Party transactions

Advances – During the period from inception (January 18, 2011) to June 30, 2011, GCE Wealth, Inc. (“GCE”), an S Corporation owned by the Chief Executive Officer and majority shareholder of the Company, received net advances from the Company of $195,200. These advances are prohibited transactions under SEC rules. During the year ended June 30, 2012, net advances were paid to the Company of $195,200. During the year ended June 30, 2013, the Company received total advances from GCE in the amount of $8,743. The amount due to or from related party is unsecured, non-interest bearing and have no specific terms of repayment. The net advances are as follows:

	2013	2012
Opening balance	$—	$(195,200)
Advances received by the Company from GCE	8,743	49,125
Expense paid by GCE on behalf of the Company	—	926
Repayment to GCE by the Company	—	(148,500)
Proceeds due from share issuances received by GCE on behalf of the Company	—	—
Accrued salary due to the Company’s Chief Executive Officer and majority shareholder of GCE applied to amount due from	—	293,649
Due to related party at June 30, 2013 and 2012	$8,743	$—

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $208,334 and $187,500 for the years ended June 30, 2013 and 2012, respectively. This agreement was terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,476,114 and $0 for year ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and 2012, $1,241,194 and $31,352 of total officer compensation was unpaid and recorded as payable, respectively.

10.	LOSS ON EXTINGUISHMENT OF ACCOUNTS PAYABLE AND DUE TO FORMER OFFICERS

On September 10, 2012, the Company entered into a debt settlement agreement to settle amounts due to the attorney of $67,992 by paying a total of $45,000 cash payments. As a result, the Company recorded a gain on extinguishment of debt of $22,992.

On September 12, 2012, the Company issued 10,625 and 2,750 shares in common stock valued at $857,500 ($64.00 per share) to settle amounts due to former CEO and former COO of the Company of $475,558 and $112,184, respectively per debt settlement agreements. As a result, the Company recorded a loss on extinguishment of debt of $269,758.

On September 12, 2012 the Company issued 16,908 shares in common stock valued at $1,042,620 ($61.60 per share) to settle accounts payable of $182,750 per debt settlement agreements. As a result, the Company recorded a loss on extinguishment of debt of $859,870.

During the year ended June 30, 2013, the Company settled a total of $587,742 due to former officers and $250,742 with 30,283 shares in common stock value at $1,900,120 and cash payment of $45,000. The Company recorded a loss of extinguishment of accounts payable and due to former officers of $1,106,636 during the year ended June 30, 2013.

OXFORD CITY FOOTBALL CLUB, INC.

(formerly WMX Group Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

11.	SUBSEQUENT EVENTS

Effective July1, 2013 the shareholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby:
1)	Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members of Oxford City Football Club (Trading) Limited.
2)	The Company, a 49% shareholder, has the right to appoint four Board members of Oxford City Football Club (Trading) Limited.
3)	Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of the Company, has the right to appoint one Board members of Oxford City Football Club (Trading) Limited.
4)	Guerriero, LLC agrees to vote as directed by Oxford City Football Club, Inc.

In the case of a tie when voting, the directors have agreed to give the Managing Director of Oxford City Football Club, Inc. the authority to be the deciding vote on any and all ties on any vote of the Board of Directors. As a result of Voting Agreement, the Company has determined it has voting control Oxford City Football Club (Trading) Limited and will commence consolidating the accounts of Oxford City Football Club (Trading) Limited into the financial statements of the Company.

On July 30, 2013, the Company into an agreement with Facilitas SMC Ltd. for the Company to assume the entire debt currently owed by Oxford City Football Club (Trading) Inc. to Facilitas SMC Ltd. The agreement evidenced by a promissory note requires the Company to pay Facilitas SMC Ltd. 216,000 GBP in total with the first installment of 108,000 GBP due on December 31, 2013 and the second installment of 108,000 GBP due on June 30, 2014. The promissory note is non-interest bearing and is secured the shares of the Company.

From July 1, 2013 to September 19, 2013, the Company received $245,500 in cash in exchange for a common stock payable of 245,500 shares of common stock ($1.00 per share) and received $5,000 in cash in exchange for a common stock payable of 15,000 shares of common stock ($0.33 per share).

On August 9, 2013, the Company issued 75,000 shares of common stock to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

From July 1, 2013 to September 19, 2013, the Company issued 298,700 shares of common stock to satisfy obligations under share subscription agreements for $278,700.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2013.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 30, 2012.

Name	Age	Principal Positions With Us
Thomas Anthony Guerriero	37	Chief Executive Officer and Director
Philip Clark	50	Chief Financial Officer
Diana Lovera	30	Chief Operating Officer
Anthony Guerriero	66	Director of Marketing

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Thomas Anthony Guerriero. Oxford City FC's President CEO Mr. Thomas Anthony Guerriero has over fifteen years of extensive upper executive experience. Mr. Guerriero began his career in the financial markets in 1998, and soon thereafter earned the position of Senior Vice President of the securities division of First Union (FTU: NYSE), one of the largest institutions in the world with over $400 billion in client assets. After First Union was acquired by Wachovia, (WB: NYSE) Mr. Guerriero continued to build his client base and team through several institutions and think tanks, eventually etching his name in stone industry wide, by becoming the CEO of a Member Firm, TAA. There he gained the prestigious recognition of being one of the youngest individuals to ever head a member firm.

His success at TAA led him towards the second acquisition in his career, this time by High Point Capital. Mr. Guerriero's unique ability to create unique systems both technical and fundamentally, recruit, train, mentor, and inspire individuals through his creative methodologies has led him to be known industry wide. His most recent acquisition was at the helm of Global Wealth as CEO. He was able to maximize profitability and surpass all expectations in the face of the toughest economic climate of our generation, leading towards the third acquisition of his career of Global Wealth and its Institute of Finance.

In 2011, he was nominated, accepted, and confirmed as one of the youngest into Marquis's Who's Who in America. Also in 2011 Mr. Guerriero became one of the youngest owners of a professional sports team. He became an owner of a professional basketball team, the Springfield Armor in the NBA D league (The NJ Nets Affiliate). In 2012 he was named to the Board of Z squared technology. Mr. Guerriero attended Graduate School at Harvard University, holds two Graduate Certificates from Boston University & University of Notre Dame, has two BA degrees from Fairleigh Dickinson University & Thomas Edison State. He has held several professional licenses over the course of his career Series 7, Series 63, Series 66, Series 24 licenses. Always looking for a challenge Mr. Guerriero is a former professional soccer player, climbed two of the seven summits, been featured in a major motion picture with Oliver Stone, been featured on television around the world, and is a published author with “How To Understand & Master The Stock Market”, "How to Understand & Master Securities Laws & Regulations" and "Plan For Crisis".

Philip Clark. Mr. Clark is a Chartered Accountant and Certified Public Accountant with over twenty years’ experience in public accounting. Most recently he has served as the CFO for a publicly traded company American Rare Earths & Material, Corp in the sporting goods and materials application sector from 2009 to 2012. From 2005 to 2008, Mr. Clark was a senior manager and partner of Danziger Hochman Partners LLP. From 1992 to 2005, Mr. Clark was a manager, then Partner, and then Managing Partner of Mackay Landau, Chartered Accountants. He has also served as Audit Committee Chair and Director of a Canadian crown corporation. Mr. Clark has experience in accounting and auditing SEC registrants, Canadian public companies, government entities and owner-managed businesses. He articled with Ernst & Young, Chartered Accountants, and received a Bachelor of Commerce degree (Honors) from McMaster University in 1986.

Diana Lovera. Ms. Lovera has served as the Company’s Chief Operating Officer since January 2012. Prior to joining Oxford City Football Club, Inc., Ms. Lovera leveraged her expertise in strategic planning, communications and leadership development as Director of Sales and Marketing in a manufacturing organization from 2008 to 2011. Ms. Lovera also co-founded a non-profit organization, Lambda Theta Alpha Latin Sorority, Inc. Gamma Pi Division in 2003 to empower Latin women in achieving their highest potential. She embraces social and community responsibilities wholeheartedly by organizing and participating in various charities and community outreach programs throughout South Florida. Ms. Lovera holds a Bachelors Degree in Business Administration from American Intercontinental University.

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

Prior to Earth Thebault he was an Executive at Applied Printing Technology, in Moonachie, NJ from 1996 – 2006. There he sold $4 million in business per year, specializing in catalogs, direct mail material, poster reproductions, brochures, and corporate image booklets. He was able to acquire new client accounts with companies such as Saks Fifth Avenue, The Gap, McGraw Hill, and Pearson Education, while retaining existing clients through excellent service. He implemented strategic pricing models to win business from competing print houses. Prior to this he was the President of Glaser Printing Company, in New York, NY from 1982 – 1996. In 1987 transitioned from Production Manager to the President/Owner with the purchase of the company doing a print business and from stationery to corporate brochures. He grew the company from $1.5 million in revenue a year to $3.8 Million. Initiated and maintained key accounts with companies such as AT&T, Steinway & Sons, Diners Club, Staten Island University Hospitals, Rosenthal China, and the 96 office printing needs of Drake Bean Morin.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing neither similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the board of directors can adequately perform the functions of such committees.

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

Code of Ethics

As of June 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Guerriero, CEO and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	1,684,448 293,649
Philip Clark, CFO	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	3,621(2) 7,675(1)	3,621 7,675
Diana Lovera COO	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	17,200(3) 0	17,200 0
Anthony Guerriero, Director of Marketing	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Prior to his appointment as CFO, Mr. Clark invoiced the company $7,675 for accounting work he incurred through a company in which he is a shareholder and director.
(2)	Mr. Clark invoiced $3,621 for accounting work he incurred through a company in which he is a shareholder and director.
(3)	Ms. Lovera prior to and after her appointment as COO received commissions and educational consulting fees.

Narrative Disclosure to the Summary Compensation Table

On July 1, 2012, the board of directors agreed to compensate our CEO Thomas Guerriero $500,000 per year. This agreement has been terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Thomas Guerriero	-	-	-	-	-	-	-	-	-
Philip Clark	-	-	-	-	-	-	-	-	-
Diana Lovera	-	-	-	-	-	-	-	-	-
Anthony Guerriero	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 20, 2013, the beneficial ownership of our common and preferred stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Unless otherwise noted, the address of each beneficial owner is located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common	Thomas Guerriero	414,649(3)	49%
Common	Philip Clark	-	-
Common	Diana Lovera	-	-
Common	Anthony Guerriero	-	-
Total of All Directors and Executive Officers:

More Than 5% Beneficial Owners:		414,649	49%
Common	None
(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 847,155 voting shares as of September 20, 2013, comprised of 597,155 shares of the Company’s common stock issued and outstanding as of September 20, 2013 and 2,500 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding as of September 20, 2013 which has the power to vote 250,000 shares.
(3)	Includes 164,649 shares of common stock and 2,500 shares of Series A Convertible Preferred Stock held in his name.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since July 1, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $208,334 and $187,500 for the years ended June 30, 2013 and 2012, respectively. This agreement was terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,476,114 and $0 for the years ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and 2012, $1,241,194 and $31,352 of total officer compensation was unpaid and recorded as payable, respectively.

Series A Convertible Preferred Stock. On December 3, 2012, we filed an Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of our newly created Series A Convertible Preferred Stock. Among other things, the Certificate of Designation (i) authorized ten million four hundred and fifty thousand (10,000,000) shares of our preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) provided that the holders of Series A Convertible Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of our common stock; (iii) and provides that any one (1) share of Series A Convertible Preferred Stock shall be convertible into one hundred (100) shares of our common stock, par value $.0001 per share.

On December 3, 2012, we issued 10,000,000 shares of Series A Convertible Preferred Stock to Thomas Guerriero, the Corporation’s CEO and Director, in exchange for 1,000,000,000 shares of his common stock in the Corporation and the waiver of his 95% non-dilutive provision to maintain 95% equity at all times of the Corporation’s common stock.

On March 21, 2013, we filed Articles of Amendment (the “Amendment”) to our Articles of Incorporation with the Secretary of State of Florida which, among other things, implemented a 1/4000 stock split that reduced the authorized and outstanding preferred stock. Following the stock split, Mr. Guerriero’s holdings of Series A Convertible Preferred Stock was reduced to 2,500 shares.

We agreed to issue to Mr. Guerriero an additional 75,000 shares of common stock in connection with the sale of his membership interests in Oxford City Football Club, LLC.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended June 30,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2012	5,750	5,450	0	0
2013	34,200	5,000	8,800	0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation(2)
3.5	Articles of Amendment to Articles of Incorporation(3)
3.6	Articles of Amendment to Articles of Incorporation(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on September 2, 2008
(2)	Incorporated by reference to Current Report on Form 8-K filed on July 26, 2012
(3)	Incorporated by reference to the Current Report on Form 8-K filed on December 7, 2012
(4)	Incorporated by reference to the Current Report on Form 8-K filed on March 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2013.

Oxford City Football Club, Inc.

/s/ Thomas Guerriero

Thomas Guerriero

President, Chief Executive Officer and Director

Oxford City Football Club, Inc.

/s/ Philip Clark

Philip Clark

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Guerriero

Thomas Guerriero

President, Chief Executive Officer and Director

/s/ Philip Clark

Philip Clark

Chief Financial Officer

October 15, 2013

