Form 10-Q
period 2013-09-30
Oxford City Football Club, Inc.
filed 2013-11-19
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 875,867 as of November 11, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash	$66,823	$5,089
Accounts receivable	23,101	—
Inventory	12,173	—
Prepaid expenses	13,750	5,293
Total current assets	115,847	10,382
Property and equipment, net	18,470	20,593
Investment in Oxford City Football Club (Trading) Limited	—	162,814
Intangible asset, net	356,738	—
Total assets	$491,055	$193,789
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$448,143	$41,738
Officer compensation payable	1,960,537	1,241,194
Deferred revenue	7,500	10,000
Loan payable	31,044	—
Due to related parties	182,998	8,743
Total current liabilities	2,630,222	1,301,675
Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 10,000 shares; issued and outstanding: 0 and 0, respectively
Series A Convertible Preferred Stock: $0.0001 par value; designated 2,500 shares; issued and outstanding: 2,500 and 2,500, respectively	—	—
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued and outstanding: 597,455, and 223,455, respectively	60	22
Additional paid-in capital	3,853,068	3,562,961
Stock payable	391,591	399,236
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(26,749)	—
Deficit	(5,989,889)	(5,068,767)
Total stockholders' deficit	(1,773,257)	(1,107,886)
Noncontrolling interest	(365,910)	—
Total deficit	(2,139,167)	(1,107,886)
Total liabilities and stockholders' deficit	$491,055	$193,789

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012

Sales	$105,756	$1,500
Cost of sales	12,318	—
Gross profit	93,438	1,500

Operating expenses:
General and administrative	134,292	10,248
Amortization of intangible asset	118,913	—
Depreciation	2,132	379
Salaries and wages	29,048	—
Software development	887	96
Officer compensation	741,000	125,000
Professional fees	47,662	28,134
Loss on extinguishment	—	1,129,628
Total operating expenses	1,073,934	1,293,485

Other income (loss):
Gain on remeasurement of equity method investment in Oxford City Football Club (Trading) Limited	10,600	—
Total other income (loss)	10,600	—

Loss before income taxes	(969,896)	(1,291,985)

Provision for income taxes	—	—

Net loss	(969,896)	(1,291,985)

Net (income) loss attributable to noncontrolling interest	(48,774)	—

Net loss attributable to Oxford City Football Club, Inc.	(921,122)	(1,291,985)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(26,749)	—

Comprehensive loss	$(947,871)	$(1,291,985)

Basic loss per common share	$(2.28)	$(4.13)

Basic weighted average common shares outstanding	404,251	312,878

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012

Cash flows from operating activities:
Net loss	$(969,896)	$(1,291,985)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	2,132	379
Amortization	118,913	—
Finance expense	—	1,129,628
Gain on remeasurement of equity method investment	(10,600)	—
Foreign exchange adjustment	(26,749)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,303	—
Increase in inventory	(3,043)	—
Increase in prepaid expense	(7,209)	(13,650)
Increase (decrease) in officer compensation payable	719,343	(31,352)
Decrease in accounts payable and accrued liabilities	(202,131)	(13,057)
Decrease in deferred revenue	(2,500)	—
Net cash provided by (used in) operating activities	(367,437)	(220,037)

Cash flows from investing activities:
Purchase of fixed assets	—	(2,215)
Cash received from acquisition of Oxford City Football	—	—
Club (Trading) Limited	135,127	—
Net cash (used in) investing activities	135,127	(2,215)

Cash flows from financing activities:
Proceeds from issuance of stock	282,500	218,000
Advance by related parties	27,387	—
Payments to related parties	(15,843)	—
Net cash provided by (parties) financing activities	294,044	218,000

Net change in cash	61,734	(4,252)

Cash, beginning of period	5,089	63,321

Cash, end of period	$66,823	$59,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Intangible asset	$475,651	$—
Stock issued for accounts payable	$—	$1,042,620
Stock issued for due to related parties	$—	$857,500

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

On April 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMX Group, Inc., a Nevada corporation ("WMX Private Co."), and SKGI Acquisition Corp., Nevada corporation, and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into WMX Private Co. (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 1, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 26,346 shares of the Company’s common stock was issued to the holders of WMX Private Co.’s common stock in exchange for their shares of WMX Private Co. WMX Private Co. was incorporated on January 18, 2011 in the Province of New Brunswick, Canada as World Mercantile Exchange, Ltd. and subsequently changed its name to WMX, Group, Inc. and re-domiciled to the State of Nevada.

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

All activities of the Company to September 30, 2012 relate to its organization, share issuances for services and cash and the development of software platforms for e-commerce trade. Commencing on October 1, 2012, the Company started to implement its WMX Executive Training Program Strategic Action Plan. Currently, the Company is offering an Executive Education Certificate Program in Financial Planning. In order to facilitate the Strategic Action Plan, WMX has incorporated three wholly owned subsidiaries; CIT Cambridge Institute of Technology Christian University, Inc., WMX Wealth Advisors, LLC and WMX Insurance Group, Inc. On April 29, 2013, the Company acquired 100% of Oxford City Football Club, LLC, a commonly controlled entity that is owned by the Company’s CEO and Director, Mr. Thomas Guerriero, in a Share Exchange Agreement. Oxford City Football Club, LLC has a 49% equity method investment in Oxford City Football Club (Trading) Limited which operates the Oxford City Football Club located in the City of Oxford, England.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

We recognize revenue from the following sources:

i)      Executive Training Program revenue is recognized as the services are performed.

ii)     Hourly rental of facilities is recognized as the rental occurs.

iii)   Admission to sporting events is recognized as the event occurs.

iv)    Food and beverages revenue is recognized on sale.

v)     Sponsorship revenue is recognized ratably over the period of the agreement.

Foreign Currency Translation - The Company determined the functional currency for Oxford City Football Club, Inc. and all its subsidiaries to be the U.S. dollar and, accordingly, our financial information is translated into U.S. dollars using exchange rates in effect at period-end. The income statement is translated at the average year-to-date exchange rate. Adjustments resulting from translation of foreign currency are included as a component of other comprehensive income within stockholders' deficit.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	BASIS OF PREPARATION (CONTINUED)

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the three months ended September 30, 2013.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $5,989,889 as of September 30, 2013. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	BUSINESS COMBINATION

Effective July 1, 2013, all the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby the Company, a 49% shareholder, has the right to appoint four Board members, Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of the Company, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by the Company. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director of the Company the authority to be the deciding vote. As a result of the Voting Agreement, the Company controls greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, Consolidation the Company on July 1, 2013 includes the accounts of Oxford City Football Club (Trading) Limited in its consolidated financial statements with a one month lag.

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC  805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.

All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.

The following table summarizes the consideration paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the consolidated balance sheet at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

TOTAL ASSETS ACQUIRED
Current assets:
Cash	$23,385
Accounts receivable	37,404
Inventory	9,130
Prepaid expenses	1,248
Total current assets	71,167
Property and equipment, net	9
Intangible asset	475,651
475,660
Total assets	$546,827
TOTAL LIABILITIES ASSUMED
Account payable and accrued liabilities	$639,580
Due to related parties	162,711
Due to Oxford City Football Club, Inc.	61,672
Non-controlling interest	(317,136)
Total current liabilities	$546,827
PURCHASE PRICE	$0

Intangible assets is the fair value of trade names with a useful life of 12 months.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	BUSINESS COMBINATION (continued)

Supplemental Cash Flow Disclosure

The above table summarizing the preliminary acquisition accounting is based on the assets and liabilities of Oxford City Football Club (Trading) Limited as of May 31, 2013. In June 2013, the Company advanced $111,742 when the Company’s interest in Oxford City Football Club (Trading) Limited was accounted for as an equity investment. On consolidation of the investment in Oxford City Football Club (Trading) Limited on July 1, 2013, the $111,742 amount advanced was under control of the Company.

Cash acquired from Oxford City Football Club (Trading) – May 31, 2013	$23,385
Advances under control of the Company on July 1, 2013	111,742
Cash received from acquisition of Oxford City Football Club (Trading) Limited – as reported on the Consolidated Statement of Cash Flow	$135,127

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the years ended June 30, 2013 and 2012 gives effect to the acquisition as if the acquisition had occurred on July 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Years ended June 30,
	2013	2012
Sales	$715,208	$394,149
Net loss	$(3,693,488)	$(1,031,932)
Net loss per common share:
Basic	$(12.27)	$(3.42)

5.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED

Carrying Value of Investment

Carrying value of investment on June 30, 2013	$162,814
Gain on remeasurement of equity investment	10,600
Elimination of inter-company advances on consolidation of Oxford City Football Club (Trading) Limited on July 1, 2013	(173,414)
Carrying value of investment on September 30, 2013	$0

6.	INTANGIBLE ASSETS

Intangible assets represent trade names acquired on July 1, 2013. Intangible assets are amortized on a straight-line basis over 12 months. Intangible assets of $356,738 (intangible assets of $475,651 less accumulated amortization of $118,913) and $0 are recorded on the consolidated balance sheet at September 30, 2013 and June 30, 2013, respectively.

7.	STOCKHOLDERS’ EQUITY

On July 8, 2013, the shareholders approved an increase in the number of authorized shares of the Company’s common stock from 450,000 shares to 200,000,000 shares.

Preferred Stock – The Company is authorized to issue 10,000 shares of $.0001 par value preferred stock. The Company has designated 2,500 shares of preferred stock as Series A Convertible Preferred Stock. As of September 30, 2013 and June 30, 2013, 2,500 Series A Convertible Preferred Stock are issued and outstanding.

Series A Convertible Preferred Stock have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock and provides that any one (1) share of Series A Convertible Preferred Stock are convertible into one hundred (100) shares of the Corporation’s common stock, par value $.0001 per share. As of September 30, 2013 and June 30, 2013, 2,500 and 2,500 shares of Series A Convertible Preferred Stock were issued and outstanding, respectively.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY (continued)

Common Stock - The Company is authorized to issue 200,000,000 shares of $.0001 par value common stock. As of September 30, 2013 and June 30, 2013, 597,455 and 223,755 shares were issued and outstanding, respectively.

From July 1, 2013 to September 30, 2013, the Company received $149,500 in cash in exchange for 144,500 shares of common stock ($1.00 per share) and received $5,000 in cash in exchange for 15,000 shares of common stock ($0.33 per share).

From July 1, 2013 to September 30, 2013, the Company issued 139,200 of common stock to satisfy obligations under share subscription agreements for $134,200.

On August 9, 2013, the Company issued 75,000 shares of common stock valued at $6,445 to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

Stock Payable

From July 1, 2013 to September 30, 2013, the Company received $133,000 in cash in exchange for a common stock payable of 133,000 shares of common stock ($1.00 per share).

Treasury Stock

As of September 30, 2013 and June 30, 2013, the Company has a treasury stock balance of $1,338 and $1,338, respectively.

8.	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013, the Company repaid total advances to GCE in the amount of $8,743. The amount due to or from related party is unsecured, non-interest bearing and have no specific terms of repayment.

At September 30, 2013 and June 30, 2013, $182,998 and $0, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and non-interest bearing.

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $208,334 and $187,500 for the years ended June 30, 2013 and 2012, respectively. This agreement was terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $741,000 and $0 for three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and June 30, 2013, $1,960,537 and $1,241,194 of total officer compensation was unpaid and recorded as payable, respectively.

During the three months ended September 30, 2013 and 2012, the Chief Financial Officer provided services for which no compensation has been paid or is due and, as such, no expense has been recorded in these consolidated financial statements. There is no compensation agreement in place between the Chief Financial Officer and the Company and the liability for the services at September 30, 2013 is $0.

9.	SUBSEQUENT EVENTS

Common Stock

From October 1, 2013 to November 12, 2013, the Company made the following share issuances:

i)      243,000 shares of common stock to satisfy obligations under share subscription agreements for $243,000.

ii)     7,500 shares of common stock for consulting services valued at $31,500 ($4.20 per share).

iii)   27,912 shares of common stock to four investors for anti-dilution protection and no consideration.

Stock Payable

From October 1, 2013 to November the Company received $180,000 in cash in exchange for a common stock payable of 180,000 shares of common stock ($1.00 per share).

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

Results of operations for the three months ended September 30, 2013 and 2012

Our operating results for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
Sales	$105,756	$1,500
Cost of sales	12,318	—
Gross profit	93,438	1,500
Operating Expenses	1,073,934	1,293,485
Other income (loss)	10,600	—
Net Loss	(969,896)	(1,291,985)
Net (income) loss attributed to noncontrolling interest	48,774	—
Net loss attributable to Oxford City Football Club, Inc.	$(921,122)	$(1,291,985)

Revenues

Our sales revenue increased by $104,256 for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. The increase in revenue is primarily due to the acquisition of Oxford City Football Club, Inc. on July 1, 2013. From our operations of the Oxford City Football Club we earn revenues from gate receipts, concessions, advertising, sponsorship and grants.

We recognize revenue from the following sources:

i)      Executive Training Program revenue is recognized as the services are performed.

ii)     Hourly rental of facilities is recognized as the rental occurs.

iii)   Admission to sporting events is recognized as the event occurs.

iv)    Food and beverages revenue is recognized on sale.

v)     Sponsorship revenue is recognized ratably over the period of the agreement.

Cost of Sales

Our cost of sales increased by $12,318 for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club

Expenses

Our expenses for the three months ended September 30, 2013 and September 30, 2012 are outlined in the table below:

	Three Months Ended
	September 30, 2013	September 30, 2012
General and administrative	$134,292	$10,248
Amortization of intangible asset	118,913	—
Depreci\ation	2,132	379
Salaries and wages	29,048	—
Software development	887	96
Officer compensation	741,000	125,000
Professional fees	47,662	28,124
Loss on extinguishment of accounts payable and due to related parties	—	1,129,628
Total	$1,073,934	$1,293,485

Our operating expenses decreased by $219,551 for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. The decrease is due the decrease in the loss on extinguishment of accounts payable and due to related parties. The decrease in the loss on extinguishment is offset by the increase in general and administration, amortization, salaries and wages and officer compensation expense.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

We recorded a net loss of $969,896 for the three months ended September 30, 2013, as compared with $1,291,985 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	September 30, 2013	June 30, 2013
Current Assets	$115,847	$10,382
Current Liabilities	$2,630,222	$1,301,675
Working Deficit	$(2,514,375)	$(1,291,293)

Cash Flows

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Cash used in Operating Activities	$(367,437)	$(220,037)
Cash provided by (used in) Investing Activities	$135,127	$(2,215)
Cash provided by Financing Activities	$294,044	$218,000
Increase (Decrease) in Cash	$61,734	$(4,252)

Cash Used In Operating Activities

Our net loss for the three months ended September 30, 2013 was the main contributing factor for our negative operating cash flow, mainly offset by an increase in officer compensation payable of $719,343.

Cash from Investing Activities

We received $135,127 of cash from the acquisition of the Oxford City Football Club (Trading) Limited.

Cash from Financing Activities

We generated $282,500 in cash from the issuance of common stock during the three months ended September 30, 2013.

As of September 30, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $5,989,889 as of September 30, 2013. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From July 1, 2013 to September 30, 2013, the Company received $149,500 in cash in exchange for 144,500 shares of common stock ($1.00 per share) and received $5,000 in cash in exchange for 15,000 shares of common stock ($0.33 per share).

From July 1, 2013 to September 30, 2013, the Company issued 139,200 of common stock to satisfy obligations under share subscription agreements for $134,200.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.

Date:	November 19, 2013 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	November 19, 2013 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

