Form 10-Q
period 2013-12-31
Oxford City Football Club, Inc.
filed 2014-02-14
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,760,617 as of February 5, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash	$386,469	$5,089
Accounts receivable	24,842	—
Inventory	15,172	—
Prepaid expenses	12,237	5,293
Total current assets	438,720	10,382
Property and equipment, net	16,339	20,593
Investment in Oxford City Football Club (Trading) Limited	—	162,814
Oxford City Basketball League membership, net	25,312	—
Oxford City Football Club trade name, net	237,825	—
Total assets	$718,196	$193,789
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$490,456	$41,738
Officer compensation payable	2,631,537	1,241,194
Deferred revenue	5,000	10,000
Loan payable	32,545	—
Due to related parties	206,576	8,743
Total current liabilities	3,366,114	1,301,675
Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares;issued and outstanding: 0 and 0, respectively
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2,500 and 2,500, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 80,000 and 0, respectively	8	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 1,612,617 and 223,455, respectively	162	22
Additional paid-in capital	4,577,908	3,562,961
Stock payable	345,591	399,236
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(67,480)	—
Deficit	(7,054,344)	(5,068,767)
Total stockholders' deficit	(2,199,493)	(1,107,886)
Non-controlling interest	(448,425)	—
Total deficit	(2,647,918)	(1,107,886)
Total liabilities and stockholders' deficit	$718,196	$193,789

The accompanying note are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	For the six months ended December 31, 2013	For the six months ended December 31, 2012

Sales	$142,749	$49,950	$248,505	$51,450
Cost of sales	29,544	—	41,862	—
Gross profit	113,205	49,950	206,643	51,450

Operating expenses:
General and administrative	244,618	63,118	378,910	73,367
Amortization	127,350	—	246,263	—
Depreciation	2,132	1,168	4,264	1,547
Salaries and wages	106,323	—	135,371	—
Software development	918	905	1,805	1,000
Officer compensation	741,000	87,447	1,482,000	212,447
Professional fees	33,833	36,928	81,495	65,062
Professional stock-based fees	4,000	600,000	4,000	600,000
(Gain) loss on extinguishment of accounts and due to related parties	—	(22,992)	—	1,106,636
Total operating expenses	1,260,174	766,574	2,334,108	2,060,059

Other income (loss):
Gain on re-measurement of equity investment in Oxford City Football Club (Trading) Limited	—	—	10,600	—
	—	—	10,600	—

Loss before income taxes	(1,146,969)	(716,624)	(2,116,865)	(2,008,609)

Provision for income taxes	—	—	—	—

Net loss	(1,146,969)	(716,624)	(2,116,865)	(2,008,609)

Net loss attributable to non-controlling interest	(82,515)	—	(131,289)	—

Net loss attributable to Oxford City Football Club, Inc.	(1,064,454)	(716,624)	(1,985,576)	(2,008,609)

Other comprehensive income (loss):
Foreign exchange translation adjustment	(41,550)	—	(68,299)	—

Comprehensive loss	$(1,106,004)	$(716,624)	$(2,053,875)	$(2,008,609)

Basic loss per common share	$(1.18)	$(1.93)	$(3.05)	$(5.23)

Basic weighted average common shares outstanding	898,502	371,688	651,371	384,406

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended December 31, 2013	For the six months ended December 31, 2012

Cash flows from operating activities:
Net loss	$(2,116,865)	$(2,008,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,264	1,547
Amortization	246,264	—
Professional stock-based fees	4,000	600,000
Gain on sale of equity investment	(10,600)	—
Loss on extinguishment accounts payable and related parties	—	1,106,636
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,380	—
Increase in inventory	(5,070)	—
Increase in prepaid expense	(6,944)	(16,951)
Increase (decrease) in officer compensation payable	1,390,343	(30,158)
Decrease in accounts payable and accrued liabilities	(179,525)	(43,148)
Decrease in deferred revenue	(5,000)	—
Net cash used in operating activities	(662,753)	(390,683)

Cash flows from investing activities:
Purchase of fixed assets	—	(17,676)
Cash received from acquisition of Oxford City Football
Club (Trading) Limited	135,127	—
Net cash provided by (used in) investing activities	135,127	(17,676)

Cash flows from financing activities:
Proceeds from issuance of stock	923,700	411,000
Advance by related party	7,921	—
Payments to related party	(8,743)	—
Payments to loan payable	(1,849)	—
Payments to non-controlling interest	(8,714)	—
Net cash provided by financing activities	912,315	411,000

Foreign exchange gain (loss)	(3,309)	—

Net change in cash	381,380	2,641

Cash, beginning of period	5,089	63,321

Cash, end of period	$386,469	$65,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Intangible asset	$509,401	$—
Stock issued for accounts payable	$—	$1,042,620
Stock issued for due to related parties	$—	$857,500

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business – At July 1, 2013, the Company ceased to be a development stage company as its principal planned operations of operating the Oxford City Football Club, commenced.

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

All activities of the Company to December 31, 2012 relate to its organization, share issuances for services and cash and the development of software platforms for e-commerce trade. Commencing on October 1, 2012, the Company started to implement its WMX Executive Training Program Strategic Action Plan. Currently, the Company is offering an Executive Education Certificate Program in Financial Planning. In order to facilitate the Strategic Action Plan, WMX has incorporated three wholly owned subsidiaries; CIT Cambridge Institute of Technology Christian University, Inc., WMX Wealth Advisors, LLC and WMX Insurance Group, Inc. On April 29, 2013, the Company acquired 100% of Oxford City Football Club, LLC, a commonly controlled entity that is owned by the Company’s CEO and Director, Mr. Thomas Guerriero, in a Share Exchange Agreement. Oxford City Football Club, LLC has a 49% equity method investment in Oxford City Football Club (Trading) Limited which operates the Oxford City Football Club located in the City of Oxford, England.

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

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the six months ended December 31, 2013.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $7,054,344 as of December 31, 2013. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

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

TOTAL ASSETS ACQUIRED

Current assets:
Cash	$23,385
Accounts receivable	37,404
Inventory	9,130
Prepaid expenses	1,248
71,167

Property and equipment, net	9
Oxford City Football Club trade name	475,651
475,660

$546,827
TOTAL LIABILITIES ASSUMED

Account payable and accrued liabilities	$639,580
Due to related parties	162,711
Due to Oxford City Football Club, Inc.	61,672
Non-controlling interest	(317,136)

$546,827

PURCHASE PRICE	$—

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

	Years ended June 30,
	2013	2012
Sales	$715,208	$394,149
Net loss	$(3,693,488)	$(1,031,932)
Net loss per common share:
Basic	$(12.27)	$(3.42)

5. INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED

Carrying Value of Investment

Carrying value of investment on June 30, 2013	$162,814
Gain on remeasurement of equity investment	10,600
Elimination of inter-company advances on consolidation of Oxford City Football Club (Trading) Limited on July 1, 2013	(173,414)
Carrying value of investment on December 31, 2013	$—

6. INTANGIBLE ASSETS

Intangible assets represent the Oxford City Football Club trade name acquired on July 1, 2013 for $475,651 and Oxford City Basketball League membership acquired on October 1, 2013 for $33,750. Intangible assets are amortized on a straight-line basis over 12 months. Intangible assets of $263,138 (intangible assets of $509,401 less accumulated amortization of $246,264) and $0 are recorded on the consolidated balance sheet at December 31, 2013 and June 30, 2013, respectively.

The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at it carrying value of $33,750. As of December 31, 2013, the Company recorded a total of $8,438 in amortization expense with a net intangible asset of $25,312.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY

On July 8, 2013, the shareholders approved an increase in the number of authorized shares of the Company’s common stock from 450,000 shares to 200,000,000 shares.

On October 17, 2013, the shareholders approved an increase in the number of authorized shares of the Company’s common stock from 200,000,000 shares to 500,000,000 shares and an increase in the number of authorized shares of the Company’s preferred stock from 10,000 shares to 40,000,000 shares.

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2013 and June 30, 2013, 2,500 Series A Convertible Preferred Stock are issued and outstanding.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. On November 20, 2013, 80,000 shares of Series B Convertible Preferred Stock was issued to Thomas Guerriero our Chief Executive Officer and sole director, in exchange for the transfer of the Oxford City Basketball Club league membership held by Oxford City Football Club, Inc. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at it carrying value of $33,750. As of December 31, 2013 and June 30, 2013, 80,000 and 0 Series B Convertible Preferred Stock are issued and outstanding, respectively.

Series A Convertible Preferred Stock have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock and provides that any one (1) share of Series A Convertible Preferred Stock are convertible into one hundred (100) shares of the Corporation’s common stock, par value $.0001 per share.

Series B Convertible Preferred Stock are entitled to vote together with the holders of our Series A Preferred Stock and common stock on all matters submitted to shareholders. The total aggregate issued shares of Series B Convertible Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 2 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting.

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares so issued be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum.

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of December 31, 2013 and June 30, 2013, 1,612,617 and 223,755 shares were issued and outstanding, respectively.

From July 1, 2013 to December 31, 2013, the Company received $442,700 in cash in exchange for 442,700 shares of common stock ($1.00 per share), received $210,000 in cash for 298,750 shares of common stock ($0.70 per share) , received $70,000 in cash in exchange for 140,000 shares of common stock ($0.50 per share) and received $5,000 in cash in exchange for 15,000 shares of common stock ($0.33 per share).

From July 1, 2013 to December 31, 2013, the Company issued 252,200 of common stock to satisfy obligations under share subscription agreements for $247,200.

From July 1, 2013 to December 31, 2013 the Company issued 165,212 shares of common stock to eight investors for anti-dilution protection and no consideration.

On August 9, 2013, the Company issued 75,000 shares of common stock valued at $6,445 to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

Stock Payable

From July 1, 2013 to December 31, 2013, the Company received $196,000 in cash in exchange for a common stock payable of 196,000 shares of common stock ($1.00 per share).

On November 20, 2013, the Company agreed to issued 4,000 shares of Series B Convertible Preferred Stock payable of $4,000 ($1.00 per share) in exchange for consulting services. The shares the Company agreed to issued was measured at the fair value of the services received, as the estimate of the value of services received is more reliable than the fair value of the shares granted.

Treasury Stock

As of December 31, 2013 and June 30, 2013, the Company has a treasury stock balance of $1,338 and $1,338, respectively.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Related Party transactions

During the six months ended December 31, 2013, the Company repaid total advances to GCE in the amount of $8,743. The amount due to or from related party is unsecured, non-interest bearing and have no specific terms of repayment.

At December 31, 2013 and June 30, 2013, $206,576 and $0, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and non-interest bearing.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,482,000 and $0 for six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and June 30, 2013, $2,631,537 and $1,241,194 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through December 1, 2015 and will receive $3,000 per month for services rendered. The total expense related to this agreement was $3,000 and $0 for six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and June 30, 2013, $0 of total compensation was unpaid and recorded as payable.

9. SUBSEQUENT EVENTS

Series B Convertible Preferred Stock

On January 21, 2014, the Company issued 4,000 Series B Convertible Preferred Stock to satisfy obligations under share subscription agreements for $4,000.

Common Stock

From January 1, 2014 to February 4, 2014, the Company made the following share issuances:

i)      48,000 shares of common stock to satisfy obligations under share subscription agreements for $48,000.

ii)   100,000 shares of common stock to investor for anti-dilution protection at no consideration.

Stock Payable

From January 1, 2014 to February 4, 2014 the Company received $110,500 in cash in exchange for a common stock payable of 110,500 shares of common stock ($1.00 per share).

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

Our principal executive office is at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441 and our telephone number is now 617.501.6766.

Results of operations for the three and six months ended December 31, 2013 and 2012

Our operating results for the three months ended December 31, 2013 and 2012 are summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Sales	$142,749	$49,950	$248,505	$51,450
Cost of sales	29,544	—	41,862	—
Gross profit	113,205	49,950	206,643	51,450
Operating Expenses	1,260,174	766,574	2,334,108	2,060,059
Other income (loss)	—	—	10,600	—
Net Loss	(1,146,969)	(716,624)	(2,116,865)	(2,008,609)
Net (income) loss attributed to noncontrolling interest	82,515	—	131,289	—
Net loss attributable to Oxford City Football Club, Inc.	$(1,064,454)	$(716,624)	$(1,985,576)	$(2,008,609)

Revenues

Our sales revenue increased by $92,799 and $197,055 for the three months and six months ended December 31, 2013, respectively, as compared with the three months and six months ended December 31, 2012. The increase in revenue is primarily due to the acquisition of Oxford City Football Club, Inc. on July 1, 2013. From our operations of the Oxford City Football Club we earn revenues from gate receipts, concessions, advertising, sponsorship and grants.

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

Cost of Sales

Our cost of sales increased by $29,544 and $41,862 for the three and six months ended December 31, 2013, respectively, as compared with the three and six months ended December 31, 2012. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club.

Expenses

Our expenses for the three and six months ended December 31, 2013 and December 31, 2012, respectively, are outlined in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
General and administrative	$244,618	$63,118	$378,910	$73,367
Amortization of intangible asset	127,350	—	246,263	—
Depreciation	2,132	1,168	4,264	1,547
Salaries and wages	106,323	—	135,371	—
Software development	918	905	1,805	1,000
Officer compensation	741,000	87,447	1,482,000	212,447
Professional fees	33,833	36,928	81,495	65,062
Professional stock-based fees	4,000	600,000	4,000	600,000
(Gain) Loss on extinguishment of accounts payable and due to related parties	—	(22,992)	—	1,106,636
Total	$1,260,174	$766,574	$2,334,108	$2,060,059

Our operating expenses increased by $493,600 and $274,049 for the three and six months ended December 31, 2013, respectively, as compared with the three and six months ended December 31, 2012. The increase for the three and six months ended December 31, 2013 as compared to three and six months ended December 31, 2012, is due to increase in general and administration, amortization, salaries and wages and officer compensation as a result of the acquisition of Oxford City Football Club on July 1, 2013.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

We recorded a net loss of $1,146,969 and $2,116,865 for the three and six months ended December 31, 2013, respectively, as compared with $716,624 and $2,008,609 for the three and six months ended December 31, 2012.

Liquidity and Capital Resources

Working Capital

	December 31, 2013	June 30, 2013
Current Assets	$438,720	$10,382
Current Liabilities	$3,366,114	$1,301,675
Working Deficit	$(2,927,394)	$(1,291,293)

Cash Flows

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012

Cash used in Operating Activities	$(662,753)	$(390,683)
Cash provided by (used in) Investing Activities	$135,127	$(17,676)
Cash provided by Financing Activities	$912,315	$411,000
Foreign exchange gain (loss)	$(3,309)	—
Increase (Decrease) in Cash	$381,380	$2,641

Cash Used In Operating Activities

Our net loss for the six months ended December 31, 2013 was the main contributing factor for our negative operating cash flow, mainly offset by an increase in officer compensation payable of $1,390,343.

Cash from Investing Activities

We received $135,127 of cash from the acquisition of the Oxford City Football Club (Trading) Limited.

Cash from Financing Activities

We generated $923,700 in cash from the issuance of common stock during the six months ended December 31, 2013.

As of December 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $7,054,344 as of December 31, 2013. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From October 1, 2013 to December 31, 2013, the Company received $298,200 in cash in exchange for 298,200 shares of common stock ($1.00 per share), received $210,000 in cash for 298,750 shares of common stock ($0.70 per share) and received $70,000 in cash in exchange for 140,000 shares of common stock ($0.50 per share).

From October 1, 2013 to December 31, 2013, the Company issued 113,000 of common stock to satisfy obligations under share subscription agreements for $113,000.

From October 1, 2013 to December 31, 2013 the Company issued 165,212 shares of common stock to eight investors for anti-dilution protection and no consideration.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.

Date:	February 14, 2014 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	February 14, 2014 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

