Form 10-Q
period 2014-03-31
Oxford City Football Club, Inc.
filed 2014-05-15
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,882,879 as of May 8, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS

Current assets:
Cash	$198,345	$5,089
Accounts receivable	20,545	—
Inventory	12,814	—
Prepaid expenses	12,737	5,293
Total current assets	244,441	10,382

Property and equipment, net	23,150	20,593
Investment in Oxford City Football Club (Trading) Limited	—	162,814
Oxford City Basketball League membership, net	16,875	—
Oxford City Football Club trade name, net	118,912	—

Total assets	$403,378	$193,789

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$230,195	$41,738
Officer compensation payable	3,223,187	1,241,194
Deferred revenue	2,500	10,000
Loan payable	31,492	—
Due to related parties	210,132	8,743
Total current liabilities	3,697,506	1,301,675

Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2,500 and 2,500, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 84,000 and 0, respectively	8	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 3,297,322 and 223,455, respectively	330	22
Additional paid-in capital	5,601,369	3,562,961
Stock payable	329,621	399,236
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(62,267)	—
Accumulated deficit	(8,805,550)	(5,068,767)
Total stockholders' deficit	(2,937,827)	(1,107,886)
Non-controlling interest	(356,301)	—
Total deficit	(3,294,128)	(1,107,886)
Total liabilities and stockholders' deficit	$403,378	$193,789

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013
Sales	$133,017	$1,985	$381,522	$53,435
Cost of sales	15,564	—	57,426	—
Gross profit	117,453	1,985	324,096	53,435

Operating expenses:
General and administrative	458,127	66,449	837,037	139,816
Amortization	127,351	—	373,614	—
Depreciation	2,164	1,733	6,428	3,280
Salaries and wages	99,384	—	234,755	—
Software development	785	1,609	2,590	2,609
Officer compensation	1,051,650	552,333	2,533,650	764,780
Professional fees	37,075	22,308	118,570	87,370
Professional stock-based fees	—	26,000	4,000	626,000
Loss on extinguishment of accounts and due to related parties	—	—	—	1,106,636
Total operating expenses	1,776,536	670,432	4,110,644	2,730,491

Other income (loss):
Gain on re-measurement of equity investment in Oxford City Football Club (Trading) Limited	—	—	10,600	—
Total other income	—	—	10,600	—

Loss before income taxes	(1,659,083)	(668,447)	(3,775,948)	(2,677,056)
Provision for income taxes	—	—	—	—
Net loss	(1,659,083)	(668,447)	(3,775,948)	(2,677,056)
Net loss attributable to non-controlling interest	(92,124)	—	39,165	—
Net loss attributable to Oxford City Football Club, Inc.	(1,751,207)	(668,447)	(3,736,783)	(2,677,056)

Other comprehensive income (loss)
Foreign exchange translation adjustment	5,213	—	(63,086)	—

Comprehensive loss	$(1,745,994)	$(668,447)	$(3,799,869)	$(2,677,056)
Basic loss per common share	$(0.83)	$(3.21)	$(3.43)	$(9.68)
Basic weighted average common shares outstanding	2,005,199	208,378	1,101,969	276,640

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013
Cash flows from operating activities:
Net loss	$(3,775,948)	$(2,677,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,428	3,280
Amortization	373,614	—
Professional stock-based fees	4,000	626,000
Gain on sale of equity investment	(10,600)	—
Loss on extinguishment accounts payable and related parties		1,106,636
Changes in operating assets and liabilities:
Decrease in accounts receivable	20,991	—
Increase in inventory	(2,733)	—
Increase in prepaid expense	(7,446)	(13,962)
Increase in officer compensation payable	1,981,993	300,175
Decrease in accounts payable and accrued liabilities	(436,625)	(48,865)
Decrease in deferred revenue	(7,500)	—
Net cash used in operating activities	(1,853,826)	(703,792)

Cash flows from investing activities:
Purchase of fixed assets	(8,975)	(23,805)
Cash received from acquisition of Oxford City Football Club (Trading) Limited	135,127	—
Net cash provided by (used in) investing activities	126,152	(23,805)

Cash flows from financing activities:
Proceeds from issuance of stock	1,931,360	686,191
Advance by related party	9,644	—
Payments to related party	(8,743)	—
Payments to loan payable	(3,182)	—
Payments to non-controlling interest	6,511	—
Net cash provided by financing activities	1,935,590	686,191

Foreign exchange gain (loss)	(14,660)	—

Net change in cash	193,256	(41,406)

Cash, beginning of period	5,089	63,321

Cash, end of period	$198,345	$21,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Intangible asset	$509,401	$—
Stock issued for accounts payable	$—	$1,042,620
Stock issued for due to related parties	$—	$857,500

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Oxford City Football Club, Inc. (the "Company" or "Oxford City") is engaged in a vertically integrated growth strategy across a spectrum of sectors which includes professional sports teams, academic institutions, media and entertainment and real estate and property management. Oxford City has been a publicly listed company since 2009 and was incorporated in 2003.

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

Oxford City Football Club, Inc. (formerly WMX Group Holdings, Inc.), (the "Company" or "Oxford City") was incorporated on February 11, 2003 in the State of Florida as Smart Kids Group, Inc. On June 11, 2012, the Company changed its name from Smart Kids Group, Inc. to WMX Holdings Group, Inc. and on July 8, 2013, the Company changed its name from WMX Holdings Group, Inc. to Oxford City Football Club, Inc.

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

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the nine months ended March 31, 2014.

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

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $8,805,550 as of March 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

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

	Years ended June 30,
	2013	2012
Sales	$715,208	$394,149
Net loss	$(3,693,488)	$(1,031,932)
Net loss per common share:
Basic	$(12.27)	$(3.42)

5.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED

Carrying Value of Investment

Carrying value of investment on June 30, 2013	$162,814
Gain on remeasurement of equity investment	10,600
Elimination of inter-company advances on consolidation of Oxford City Football Club (Trading) Limited on July 1, 2013	(173,414)
Carrying value of investment on March 31, 2014	$—

6. INTANGIBLE ASSETS

Intangible assets represent the Oxford City Football Club trade name acquired on July 1, 2013 for $475,651 and Oxford City Basketball League membership acquired on October 1, 2013 for $33,750. Intangible assets are amortized on a straight-line basis over 12 months. Intangible assets of $135,787 (intangible assets of $509,401 less accumulated amortization of $373,614) and $0 are recorded on the consolidated balance sheet at March 31, 2014 and June 30, 2013, respectively.

The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at it carrying value of $33,750. As of March 31, 2014, the Company recorded a total of $16,875 in amortization expense with a net intangible asset of $16,875.

7. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of March 31, 2014 and June 30, 2013, 2,500 and 2,500 Series A Convertible Preferred Stock are issued and outstanding, respectively.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. On November 20, 2013, 80,000 shares of Series B Convertible Preferred Stock was issued to Thomas Guerriero our Chief Executive Officer and sole director, in exchange for the transfer of the Oxford City Basketball Club league membership held by Oxford City Football Club, Inc. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750.

On January 21, 2014, the Company issued 4,000 shares of Series B Convertible Preferred Stock for consulting services.

As of March 31, 2014 and June 30, 2013, 84,000 and 0 Series B Convertible Preferred Stock are issued and outstanding, respectively.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY (continued)

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of March 31, 2014 and June 30, 2013, 3,297,322 and 223,455 shares were issued and outstanding, respectively.

From July 1, 2013 to March 31, 2014, the Company received $793,330 in cash in exchange for 793,330 shares of common stock ($1.00 per share), received $7,000 in cash in exchange for 6,075 shares of common stock ($1.15 per share), received $90,000 in cash in exchange for 100,000 shares of common stock ($0.90 per share), received $5,000 in cash in exchange for 5,805 shares of common stock ($0.87 per share), received $210,000 in cash for 298,750 shares of common stock ($0.70 per share), received $10,000 in cash in exchange for 15,000 shares of common stock ($0.67 per share), received $581,000 in cash in exchange for 1,163,000 shares of common stock ($0.50 per share) and received $5,000 in cash in exchange for 15,000 shares of common stock ($0.33 per share).

From July 1, 2013 to March 31, 2014, the Company issued 301,395 of common stock to satisfy obligations under share subscription agreements for $293,200.

From July 1, 2013 to March 31, 2014 the Company issued 300,212 shares of common stock to eleven investors for anti-dilution protection and no consideration.

On August 9, 2013, the Company issued 75,000 shares of common stock valued at $6,445 to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

Stock Payable

From July 1, 2013 to March 31, 2014, the Company received $230,030 in cash in exchange for a common stock payable of 230,030 shares of common stock ($1.00 per share).

Treasury Stock

As of March 31, 2014 and June 30, 2013, the Company has a treasury stock balance of $1,338 and $1,338, respectively.

8. Related Party transactions

During the nine months ended March 31, 2014, the Company repaid total advances to GCE in the amount of $8,743. The amount due to or from related party is unsecured, non-interest bearing and have no specific terms of repayment.

At March 31, 2014 and June 30, 2013, $210,132 and $0, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $2,533,650 and $556,441 for nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and June 30, 2013, $3,223,187 and $1,241,194 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through December 1, 2015 and will receive $3,000 per month for services rendered. The total expense related to this agreement was $12,000 and $0 for nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and June 30, 2013, $0 of total compensation was unpaid and recorded as payable.

9.	SUBSEQUENT EVENTS

Common Stock

From April 1, 2014 to May 8, 2014, the Company made the following share issuances:

i)	10,485,557 shares of common stock to satisfy obligations under share subscription agreements for $2,172,030.
ii)	100,000 shares of common stock for no consideration to an investor for anti-dilution protection.

Stock Payable

From April 1, 2014 to May 8, 2014 the Company received $664,290 in cash in exchange for a common stock payable of 909,425 shares of common stock.

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

Oxford City Football Club, Inc. (‘Oxford City”) holds a diversified interest in investments across a spectrum of sectors:

1.     OXFC Sports

2.     OXFC Academics

3.     OXFC Media & Entertainment

4.     OXFC Real Estate & Property Management

Our CEO Thomas Anthony Guerriero, a graduate of Harvard University, is a veteran value investor who utilizes his proprietary vertical integration financial model in managing these investments. Oxford City is strategically positioned to implement a vertical integration financial model incorporating all its investments towards future growth.

OXFC Sports

OXFC Sports has a controlling interest in six professional sports teams.

Our subsidiary, Oxford City Football Club (Trading) Limited (“Oxford Trading”) owns four sports team located in the United Kingdom.

1.     Oxford City Football Club, a 132-year-old professional football club, which plays in the Conference North Division of the English Football Association.

2.     Oxford City Nomads, which plays in the Hellenic League Premier Division of the English Football Association.

3.     Oxford City Futsal, which plays at the highest level of Futsal in England and has one of the best teams in the UK.

4.     Oxford City Basketball, which plays their games in the English Basketball League

In addition, Oxford City has recently acquired the franchise rights to two professional soccer teams in the Professional Arena Soccer League (“PASL”) located in the United States.

1.     Oxford City FC Florida

2.     Oxford City Sioux Falls

OXFC Academic

OXFC Academic owns an interest in two academic institutions.

1)    Our subsidiary, Oxford Trading owns Oxford City Sports College located in Oxford, England.

2)    CIT University, a registered academic institution in the State of Florida. CIT University expects to launch their new Masters Degree in Sports Management online in September 2014 and anticipates to have its first brick and mortar campus in the United States in South Florida in the near term.

OXFC Media & Entertainment

OXFC Media & Entertainment holds a portfolio of media & entertainment investments. Oxford City owns Oxford City Broadcasting Network (www.oxfordcitybroadcasting.com) on 740 AM in Florida which broadcasts from Miami, Florida to Jupiter Florida. Oxford City has started the development of 1882.tv which we plan to grow into a global television platform for the Oxford City and its investments. We plan to have twenty-four hour television programming which will broadcasted around the world. We currently feature the live radio show “The Oxford City Financial Report” and report on all of Oxford City’s professional sports teams.

OXFC Real Estate & Property Management

OXFC Real Estate & Property Management through Oxford Trading manages real estate including Oxford City Stadium, Oxford City Indoor Arena and the Oxford City 3G Training Facility. Oxford City benefits from these facilities both in usage and in rental income.

Our principal executive office is at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441 and our telephone number is now 617.501.6766.

Results of operations for the three and nine months ended March 31, 2014 and 2013

Our operating results for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Sales	$133,017	$1,985	$381,522	$53,435
Cost of sales	15,564	—	57,426	—
Gross profit	117,453	1,985	324,096	53,435
Operating Expenses	1,776,536	670,432	4,110,644	2,730,491
Other income (loss)	—	—	10,600	—
Net Loss	(1,659,083)	(668,447)	(3,775,948)	(2,677,056)
Net (income) loss attributed to noncontrolling interest	(92,124)	—	39,165	—
Net loss attributable to Oxford City Football Club, Inc.	$(1,751,207)	$(668,447)	$(3,736,783)	$(2,677,056)

Revenues

Our sales revenue increased by $131,032 and $328,087 for the three months and nine months ended March 31, 2014, respectively, as compared with the three months and nine months ended March 31, 2013. The increase in revenue is primarily due to the acquisition of Oxford City Football Club, Inc. on July 1, 2013. From our operations of the Oxford City Football Club we earn revenues from gate receipts, concessions, advertising, sponsorship and grants.

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

Cost of Sales

Our cost of sales increased by $15,564 and $57,426 for the three and nine months ended March 31, 2014, respectively, as compared with the three and nine months ended March 31, 2013. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club.

Expenses

Our expenses for the three and nine months ended March 31, 2014 and March 31, 2013, respectively, are outlined in the table below:

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
General and administrative	$458,127	$66,449	$837,037	$139,816
Amortization of intangible asset	127,351	—	373,614	—
Depreciation	2,164	1,733	6,428	3,280
Salaries and wages	99,384	—	234,755	—
Software development	785	1,609	2,590	2,609
Officer compensation	1,051,650	552,333	2,533,650	764,780
Professional fees	37,075	22,308	118,570	87,370
Professional stock-based fees	—	26,000	4,000	626,000
(Gain) Loss on extinguishment of accounts payable and due to related parties	—	—	—	1,106,636
Total	$1,776,536	$670,432	$4,110,644	$2,730,491

Our operating expenses increased by $1,106,104 and $1,380,153 for the three and nine months ended March 31, 2014, respectively, as compared with the three and nine months ended March 31, 2013. The increase for the three and nine months ended March 31, 2014 as compared to three and nine months ended March 31, 2013, is due to increase in general and administration, amortization, salaries and wages and officer compensation as a result of the acquisition of Oxford City Football Club on July 1, 2013.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss attributable to Oxford City Football Club, Inc.

We recorded a net loss of $1,751,207 and $3,736,783 for the three and nine months ended March 31, 2014, respectively, as compared with $668,447 and $2,677,056 for the three and nine months ended March 31, 2013.

Liquidity and Capital Resources

Working Capital

	March 31, 2014	June 30, 2013
Current Assets	$244,441	$10,382
Current Liabilities	$3,697,505	$1,301,675
Working Deficit	$(3,453,064)	$(1,291,293)

Cash Flows

	Nine months Ended March 31, 2014	Nine months Ended March 31, 2013
Cash used in Operating Activities	$(1,853,826)	$(703,792)
Cash provided by (used in) Investing Activities	$126,152	$(23,805)
Cash provided by Financing Activities	$1,935,590	$686,191
Foreign exchange gain (loss)	$(14,660)	—
Increase (Decrease) in Cash	$193,256	$(41,406)

Cash Used In Operating Activities

Our net loss for the nine months ended March 31, 2014 was the main contributing factor for our negative operating cash flow, mainly offset by an increase in officer compensation payable of $1,981,993.

Cash from Investing Activities

We received $135,127 of cash from the acquisition of the Oxford City Football Club (Trading) Limited, that was offset by acquisition of fixed assets in the amount of $8,975.

Cash from Financing Activities

We generated $1,931,360 in cash from the issuance of common stock during the nine months ended March 31, 2014.

As of March 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $8,805,550 as of March 31, 2014. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From January 1, 2014 to March 31, 2014, the Company received $7,000 in cash in exchange for 6,075 shares of common stock ($1.15 per share), received $350,630 in cash for 350,630 shares of common stock ($1.00 per share), received $90,000 in cash for 100,000 shares of common stock ($0.90 per share), received $5,000 in cash for 5,805 shares of common stock ($0.87 per share), received $10,000 in cash for 15,000 shares of common stock ($0.67 per share), and received $511,000 in cash in exchange for 1,023,000 shares of common stock ($0.50 per share).

From January 1, 2014 to March 31, 2014, the Company issued 49,195 of common stock to satisfy obligations under share subscription agreements for $46,000.

From January 1, 2014 to March 31, 2014 the Company issued 135,000 shares of common stock to three investors for anti-dilution protection and no consideration.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.
Date:	May 15, 2014 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	May 15, 2014 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

