Form 10-K
period 2014-06-30
Oxford City Football Club, Inc.
filed 2014-10-01
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 15,653,399 as of September 19, 2014.

PART I

Item 1. Business

Company Overview

Oxford City Football Club, Inc., a Florida corporation (the “Company”, “Oxford City” or “OXFC”), is an international diversified holding company, which serves as the controlling owner of Oxford City Football Club (Trading) Limited, (the "Oxford City FC" or "Club") located in Oxford, England which owns the Oxford City Football Club and manages Oxford City Stadium, the Club’s home stadium. The Club also manages Oxford City 3G Training Facility. References to the "Company," including the financial information included or incorporated by reference in this Annual Report, refer to OXFC and the Club, unless the context requires otherwise.

The Company owns five (5) professional sports teams that are currently active and the rights to two (2) other expansion teams.

1)	Oxford City FC is a professional outdoor soccer team, which competes in the “Conference North” of the English Football Association under the name Oxford City Football Club. The team has been in existence for 132 years, being established in 1882. The Conference North, and its member clubs, are collectively able to compete for the prestigious English FA Cup, competing against some of the best English teams in the world for this championship trophy.

2)	Oxford City Nomads is the Company’s 2nd professional outdoor soccer team, which competes in the “Hellenic Premier League” of the English Football Association under the name Oxford City Nomads. The Hellenic Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Vase, competing against some of the best English teams in the lower steps for this championship trophy.

3)	Oxford City Futsal is the Company’s 1st professional indoor soccer team, which competes in the “Hellenic Premier League” of the English Football Association under the name Oxford City Futsal. The Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Cup for Futsal, competing against some the best English Futsal teams for this championship trophy.

4)	Oxford City FC of Texas is the Company’s 2nd professional indoor soccer team was purchased in July 2014 and competes in the “MASL” of the Major Arena Soccer League in the United States under the name Oxford City FC of Texas. The MASL and its member clubs are collectively able to compete for the prestigious MASL Cup, competing against the best American teams for this championship trophy.

5)	Oxford City FC Basketball is the Company’s professional basketball team, which competes in the “EBL” of the English Basketball League under the name Oxford City Basketball. The EBL and its member clubs are collectively able to compete for the prestigious EBL Championship, competing against the best English Basketball teams for this championship trophy.

The Company has reserved the rights to the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Premier Arena Soccer League.

The Company owns and operates the Oxford City Broadcasting, which broadcasts Oxford City content online around the world. In the past, Oxford City Broadcasting has purchased airtime on 740AM in South Florida through Beasley Broadcasting to broadcast content on terrestrial radio. At this time, Oxford City Broadcasting plans to only broadcast online as the Company believes that the internet is the best vehicle to reach listeners around the world.

The Company owns CIT University. CIT University has just completed the preparation of content for its’ first degree program, the Masters Degree in Sports Management. CIT University expects to partner with a regionally accredited institution to deliver the degree program globally online.

The Company is a Florida corporation incorporated on March 17, 1998. The Company's principal executive offices are located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441, and its telephone number is (866) 776-8674.

Business Operations

Ticket Sales. Oxford City FC in England, ticket sales have seen an increase from 2013 at $52,725 (33,602 GBP) to $59,726 (36,734 GBP) in 2014. All tickets can be purchased at Oxford City Stadium. Oxford City FC anticipates that this increase in ticket sales will continue as the Club challenges for promotion out of the English FA Conference North. Ticket prices for regular season home games during the 2014-2015 season are expected to range from $18.73 (11.00 GBP) to $10.22 (6.00 GBP) per game and the average ticket price is $14.47 (8.50 GBP).

Oxford City FC of Texas has a contract with Ticketmaster, a national ticket outlet, for single game ticket sales other than ticket sold onsite at Fords Arena. Ticket prices for regular season home games during the 2014-2015 are expected to range from $10.00 to $15.00 per game and the average ticket price is $12.50.

Concessions. The Company has the exclusive right to operate all Oxford City Stadium concessions, including private room and catering, and to receive all concession revenues. In Texas the Company has an agreement for use of Ford Arena and we do not receive any of the concession revenue. In both venues the Company keeps 100% of the merchandise sold.

Merchandise Sales. The Company offers team oriented clothing items and novelties online and at Oxford City Stadium and Ford Arena. At Oxford City Stadium and Ford Arena, the Company operates a full-service Team Shop that is open during games.

Local Television and Radio. Many Oxford City FC games are broadcast on local radio on BBC Radio. In 2014, there will be a total of 42 games in England. There will be 21 regular season games at home and 21 away games. In addition there will be FA Cup Qualifying matches and potentially FA CUP and playoff games. In Texas there will be 20 regular season games. There will be 10 home games and 10 away games. There is a potential to have playoff games as well. We expect to have a minimum of 3 games throughout the season to be televised for the 2014-2015 season.

Advertising and Corporate Sponsorship. The Company typically coordinates the sale of advertising with the sale of advertising at locations in both Oxford City Stadium in England and at Ford Arena in Texas, including space on the main scoreboard, ancillary scoreboards, outfield walls and concourse signage. Advertising is sold in game programs and on the Club's Internet website. The Company also licenses the Club's name and logo in connection with corporate sponsorships and promotions globally. The Company has increased the advertising and corporate sponsorship revenue significantly. It has increased to $48,419 (29,780 GBP) in 2014, compared to $31,187 (19,876 GBP) in 2013.

Rental Income of Venue. The revenue generated from Oxford City Stadium and the Oxford City 3G Training Facility has increased to $424,465 (261,077 GBP) in 2014 from $338,607 (215,797 GBP) in 2013. This rental income is expected to increase significantly in 2015. In April 2015 the Company expects to initiate new ground improvements to Oxford City Stadium. A new 3G turf field is expected to increase rental income by at least 50% according to the Company’s projections. In addition the Company is planning to establish one of the largest indoor sports facility in all of Oxfordshire. This new facility will be the home to both Oxford City Futsal and Oxford City Basketball. The facility will also provide several additional fields, offices, and a restaurant that will increase the Company’s rental income.

Prize Money & Program Sales. In 2014 Oxford City FC earned $22,054 (13,564 GBP) in prize money and in 2013 Oxford City FC earned $28,118 (17,920 GBP) in prize money. The program sales in 2013 was $6,302 (3,657 GBP) and in 2014 the program sales increased to $6,302 (3,876 GBP).

The Company offers a number of promotional activities at Ford Arena in conjunction with the Club’s home games. The Club has scheduled 10 promotional events for the 2014-2015 MASL season. These promotional events typically include music entertainment and the distribution to fans of premiums, such as calendars, shirts, caps, player cards and replica uniform, or special events.

Player Contracts and Salaries. Player salaries constitute the Club's single largest item of expense. Both the English FA and the MASL require each team to enter into a uniform player contract with each of its players. Player contracts may be for single-year or multi-year terms. The Company is not obligated to continue to pay players under single-year or multi-year contracts if the player resigns, breeches team or organizational rules, or refuses to play.

Teams

Recent Performance

Oxford City FC Record

The following table shows the regular season performance of Oxford City FC in each of the last few seasons:

2014-2015 (to date)	Conference North	Wins: 5	Ties: 3	Losses: 3
2013-2014	Conference North	Wins: 9	Ties: 13	Losses: 20
2012-2013	Conference North	Wins: 13	Ties: 16	Losses: 13
2011-2012	Southern League Premier (Promoted)	Wins: 22	Ties: 11	Losses: 9

Oxford City FC in recent years has competed in post-season play. In the 2011-2012 season the Club successfully gained promotion from the Southern Premier League to the Conference North.

Player Personnel

The Club's player management strategy is to build and maintain competitive teams, while managing the player rosters to reduce the uncertainties associated with salary arbitration and free agency. There is no limit to the amount of players under contract in the English FA. The MASL permits each team to have up to 20 players under contract but limits the active roster to 15 players on game day. The season runs through November through March.

Player Development

In the past decade, the Club has built a player development and scouting system based on a program-wide applied approach to player evaluation, instruction and coaching. In addition to providing a source of talent for the Oxford City rosters, the Club's player development efforts also enhance its ability to obtain players in transfers with other teams. Oxford City FC in England employs independent scouts in their player development program. The scouts are evaluated in part by the success of the prospects they find.

The Club's player development efforts are based on a standardized approach to the evaluation and development of player talent. The Club's staff of scouts is trained to assess and evaluate player talent consistently throughout the organization. In addition, the managerial and coaching staffs at all of the Club's affiliates use instructional principles that are applied consistently at all levels of the Club's system. The Club's tiered system involves the establishment of an individual plan for every player in the system. The plan is intended to cover all aspects of player development, including mental and physical development and sport fundamentals. The Company's player development program also includes the Offseason Development Program, which prepares prospects in the off-season to better prepare players for the transition to play at a higher level. Participants in the Offseason Development Program receive intensive instruction in various skills and conditioning methods.

Players from Europe and Latin American countries are an important source of talent for Oxford City and other professional clubs. Oxford City has full-time staff in the front office who are fluent in Spanish and who works closely with Latin American and European prospects, the Club's coaching staffs and other Oxford City personnel in order to promote the development of these players. The Club provides these prospects with instruction in the English language and assistance in adjusting to cultural differences between England and their native countries. Oxford City also work with Club personnel in order to promote an understanding of cultural differences and to prevent these differences from adversely affecting player development.

The Club also owns Oxford City Nomads, which allows them to develop players that are player at a lower but very competitive level in the Hellenic Premier League. No revenues are derived from the club-owned affiliates. A large portion of the expenses associated with all of the lower level teams, including player salaries, is paid by the Club.

Regular Season and Post-Season Play

During the regular season for Oxford City FC, which typically begins in late August and extends to April is scheduled to play a total of 42 games. Half of the games are scheduled at home and half are scheduled away. For the most part, a club competes against other clubs in the same league during the regular season. However, a limited number of interleague games are scheduled through cup matches. At the end of the regular season, the first place team has an automatic promotion place, while the next four places (2nd through 5th) play in a single elimination playoff. The winner of this playoff will be promoted as well to the Conference Premier League.

During the regular season for Oxford City FC of Texas in the MASL, which typically begins in late October and extends to March is scheduled to play a total of 20 games. Half of the games are scheduled at home and half are scheduled away. For the most part, a club competes against other clubs in the same league during the regular season. However, a limited number of interleague games are scheduled through cup matches. At the end of the regular season, the first place team has an automatic bye to the Southern Division Championship, while the next two places (2nd & 3rd) play in a single elimination playoff with the winner playing the first place team in the Southern Division. The winner will then have the opportunity to play in the final four to compete for the MASL Championship.

Both Oxford City Futsal and Oxford City Basketball during the regular season, which typically begins in September and extends to June is scheduled to play a total of 20 games. Half of the games are scheduled at home and half are scheduled away. For the most part, a club competes against other clubs in the same league during the regular season. However, a limited number of interleague games are scheduled through cup matches. At the end of the regular season, the first place and second place team has an automatic promotion and have the opportunity to be the League Champion.

Competition

Oxford City competes with other sports, entertainment and recreational activities for entertainment and advertising dollars. During portions of its season in the MASL, Oxford City face competition from professional basketball (the Houston Rockets, Houston Dynamo, and the Houston Astros), but there is not a professional sports team within a 75 mile radius of Oxford City FC of Texas. Moreover, Oxford City FC in England has several competitors in a close geographical location but feels that doing well on the pitch they could claim a significant market share in the area.

Employees & Staff

The Company employed approximately 50 individuals both on and off the field in both full time and in the season capacities. The Company has offices in Oxford England, Deerfield Beach Florida, and Beaumont Texas. The Company considers relations with its employees to be good.

Oxford City Stadium

The current home of Oxford City FC is Oxford City Stadium, a soccer specific stadium in Oxford England located on Marsh Lane. This Stadium will be going under the first of several renovations in April 2015. The stadium’s field will be replaced with a new state of the art drainage system and 3G turf to allow for more usage and rental income to be derived from the stadium. The land where the stadium is on is under a long-term land lease with the city of Oxford. This lease has over 22 years remaining and the Club anticipates extending it to another 100 years in the near future. When the improvements to the ground are complete in the summer of 2015, the new and improved Oxford City Stadium will also become a potential attractive venue for other professional soccer teams to become tenants and utilize Oxford City Stadium as their home ground. There are also stands for concerts and other potential events. Additional seating could be added to accommodate several thousand additional spectators.

Oxford City 3G Training Facility

The Facility contains multiple grass fields, one state of the art 3G turf field, and several net ball courts. The Facility has numerous function rooms, classrooms, kitchen, and clubhouse facilities. All of these facilities have the potential to benefit from an improved Oxford City Stadium, increasing rental income for the Company.

CIT University

The Company has worked with experts to create, design, and develop a Masters Degree Program in Sports Management. The company is currently in talks with and anticipates partnering with a regionally accredited academic institution to bring the Masters Degree Program to the market. This degree program is intended to be the first of many. The tuition is expected to be $9,900 per year, for this one year Masters Degree Program.

Oxford City Milestones

September 23, 2014

CIT University completes the preparation of content for their Master Degree Program in Sports Management.

September 15, 2014

Oxford City Football Club, Inc. wins Company of the year award and President & CEO Thomas Anthony Guerriero wins CEO/Executive of the year at the International Business Awards.

July 23, 2014

The Company successfully acquired the professional soccer team called the Texas Strikers, which play their games in Ford Arena in Beaumont, Texas in the Major Arena Soccer League (MASL). The team changed the name to Oxford City FC of Texas.

September 30, 2013

The Company successfully acquired Oxford City Basketball and Oxford City Futsal.

July 1, 2013

Company ceased to be a development stage company as our principal planned operations of operating the Oxford City Football Club, commenced.

July 1, 2013

The Company successfully takes the controlling interest in Oxford City FC. All the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby we, as a 49% shareholder, have the right to appoint four Board members. Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of our company, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by us. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director, who is currently Colin Taylor, of the Company the authority to be the deciding vote. As a result of the Voting Agreement, the Company controls greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, the Company on July 1, 2013 includes the accounts of Oxford City Football Club (Trading) Limited in its consolidated financial statements.

July 1, 2013

The parties of a Share Exchange Agreement entered into an amendment that changed the consideration payable to the our CEO and Director, Mr. Thomas Guerriero from 75,000 shares of our Series A Convertible Preferred Stock to 75,000 shares of our common stock. As a result of the Share Exchange Agreement, Oxford City Football Club, LLC became our wholly-owned subsidiary and we now carry on the business of Oxford City Football Club as our primary business.

April 29, 2013

We entered into a Share Exchange Agreement with Oxford City Football Club, LLC, a Florida limited liability company, and the sole member of Oxford City Football Club, LLC, Mr. Thomas Guerriero.

March 8, 2013

Our CEO and Director, Mr. Thomas Guerriero formed Oxford City Football Club, LLC in Florida on and the entity acquired a 49% interest in the Oxford City Football Club (Trading) Limited from Oxford City Youth Football Club Ltd. Mr. Guerriero transferred 6,250 shares that he held in our Company to acquire the 49% interest.

Item 2. Properties

Our principal executive offices are located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441. Our offices are adequate for our current needs. Monthly rent is $2,437 and the lease expires on October 31, 2015.

On May 27, 2014, we purchased a commercial building located at 3141 S Military Trail, Lake Worth, Florida and assumed net financial assets (liabilities) of $22,360. In consideration for the building and net financial assets we paid $149,079 in cash and assumed a mortgage payable of $743,600. Mortgage payable matures on September 26, 2037 and is due in monthly installments of $5,930, including principal and interest at 7.99% and secured by the building.

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

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	$12.50	$5.75
March 31, 2014	$5.84	$4.00
December 31, 2013	$4.50	$4.00
September 30, 2013	$4.55	$2.45

Fiscal Year Ending June 30, 2013
Quarter Ended	High $	Low $
June 30, 2013	$6.48	$1.60
March 31, 2013	$60.00	$4.00
December 31, 2012	$100.00	$32.00
September 30, 2012	$120.00	$40.00

On September 19, 2014, the last sales price per share of our common stock was $3.49.

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

Holders of Our Common Stock

As of September 19, 2014, we had 15,653,399 shares of our common stock issued and outstanding, held by 255 shareholders of record.

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

Recent Sales of Unregistered Securities

From April 1, 2014 to June 30, 2014, the Company received $4,500 in cash in exchange for 1,800 shares of common stock ($2.50 per share), received $1,269,390 in cash in exchange for 1,270,120 shares of common stock ($1.00 per share), received $252,500 in cash in exchange for 505,000 shares of common stock ($0.50 per share), received $40,000 in cash for exchange for 90,000 shares of common stock ($0.44 per share), received $163,000 in cash for exchange for 400,000 shares of common stock ($0.41 per share) and received $1,415,000 in cash for 9,400,000 shares of common stock ($0.15 per share).

From April 1, 2014 to June 30, 2014, the Company issued 75,492 of common stock to satisfy obligations under share subscription agreements for $50,030.

From April 1, 2014 to June 30, 2014 the Company issued 105,000 shares of common stock to two investors for anti-dilution protection and no consideration.

On May 21, 2014, the Company issued 2,000 shares of common stock of the Company for services valued at $20,000 ($10.00 per share).

On June 4 2014, the Company issued 100,000 shares of common stock of the Company for services valued at $950,000 ($9.50 per share).

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 11, 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we may issue up to an aggregate total of 13,750 incentive or non-qualified options to purchase our common stock. As of June 30, 2014, we have issued 10,000 shares of our common stock under the Plan.

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

Results of Operations for the Years Ended June 30, 2014 and 2013.

Our operating results for the years ended June 30, 2014 and 2013 are summarized as follows:

	Year Ended June 30, 2014	Year Ended June 30, 2013
Revenue	$622,522	$53,435
Cost of sales	(104,854)	—
Gross profit	517,668	53,435
Operating Expenses	(7,534,120)	(3,748,315)
Gain on re-measurement of equity	10,600	—
Share of loss	—	(17,045)
Net Loss	(7,005,852)	(3,711,925)
Net income (loss) attributed to non-controlling interest	149,996	—
Net Loss attributable to Oxford City Football Club, Inc.	$(6,855,856)	$(3,711,925)

Revenues

Our sales revenue increased by $569,087 for the year ended June 30, 2014, as compared with the year ended June 30, 2013. The increase in revenue is primarily due to the acquisition of Oxford City Football Club, Inc. on July 1, 2013. From our operations of the Oxford City Football Club we earn revenues from gate receipts, concessions, advertising, sponsorship and grants.

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

Cost of Sales

Our cost of sales increased by $104,854 for the year ended June 30, 2014, as compared with the year ended June 30, 2013. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club.

Operating Expenses

Our expenses for the years ended June 30, 2014 and 2013 are outlined in the table below:

	Year Ended June 30, 2014	Year Ended June 30, 2013
General and administrative	$1,746,353	$193,747
Amortization	500,964	—
Depreciation	18,276	5,412
Bad debt – related party	21,302	—
Salaries and wages	391,203	—
Software development	1,341	3,491
Officer compensation	3,706,697	1,684,448
Professional fees	173,984	127,181
Professional stock-based fee	974,000	627,400
Loss on extinguishment of accounts payable and due to former directors	—	1,106,636
Total	$7,534,120	$3,748,315

Our operating expenses increased by $3,785,805 for the year ended June 30, 2014 as compared with the year ended June 30, 2013. Our large increase in operating expenses is largely attributable to general and administrative, amortization, officer compensation, salaries and wages and professional stock-based fees.

We anticipate that we will incur approximately $70,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of an increase in operating costs and other expenses, our net loss for the year ended June 30, 2014 was $7,005,852 compared to net loss of $3,711,925 for the year ended June 30, 2013.

Liquidity and Capital Resources

Working Capital

	June 30, 2014	June 30, 2013
Current Assets	$1,441,298	$10,382
Current Liabilities	$4,092,596	$1,301,675
Working Capital (Deficit)	$(2,651,298)	$(1,291,293)

Cash Flows

	Year Ended June 30, 2014	Year Ended June 30, 2013
Cash used in Operating Activities	$(3,757,211)	$(766,810)
Cash provided by (used in) Investing Activities	$(314,137)	$(197,219)
Cash provided by Financing Activities	$5,344,574	$905,797
Foreign exchange gain (loss)	$(18,956)	—
Increase (Decrease) in Cash	$1,254,270	$(58,232)

Cash Used In Operating Activities

Our net loss for the year ended June 30, 2014 was the main contributing factor for our negative operating cash flow, offset mainly by the amortization of $500,964, professional stock-based expenses of $974,000 and increase in officer compensation payable of $2,213,643.

Cash from Financing Activities

We generated $5,360,750 in cash from the issuance of common stock during the year ended June 30, 2014.

Going Concern

At June 30, 2014, we had deficit accumulated of $11,924,623 and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the year ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements and disclosures.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2014 and 2013;
F-3	Consolidated Statements of Operations for the years ended June 30, 2014 and 2013;
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended June 30, 2014 and 2013;
F-5	Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013;
F-6	Notes to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oxford City Football Club, Inc.

We have audited the accompanying consolidated balance sheets of Oxford City Football Club, Inc. and its subsidiaries (formerly WMX Group Holdings, Inc.) (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2014 and 2013. Oxford City Football Club, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford City Football Club, Inc. as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

September 29, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

	June 30, 2014	June 30, 2013
ASSETS

Current assets:
Cash	$1,259,359	$5,089
Accounts receivable	21,395	—
Due from Academy of Healing Art, Message and Facial Skin Care, Inc.	62,895	—
Inventory	10,217	—
Prepaid expenses	77,432	5,293
Investment in WENR, Corp.	10,000	—
Total current assets	1,441,298	10,382

Property and equipment, net	959,361	20,593
Investment in Oxford City Football Club (Trading) Limited	—	162,814
Oxford City Basketball League membership, net	8,437	—
Premier Arena Soccer League membership deposit	10,000	—
Online course development	100,000	—

Total assets	$2,519,096	$193,789

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$366,401	$41,738
Officer compensation payable	3,454,837	1,241,194
Deferred revenue	—	10,000
Loan payable	35,592	—
Due to related parties	219,316	8,743
Long-term debt, current portion	16,450	—
Total current liabilities	4,092,596	1,301,675

Long-term debt, net of current portion	716,308	—

Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2,500 and 2,500, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 84,000 and 0, respectively	8	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 15,246,734 and 223,755, respectively	1,526	22
Additional paid-in capital	9,764,593	3,562,961
Stock payable	564,591	399,236
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(87,522)	—
Accumulated deficit	(11,924,623)	(5,068,767)
Total stockholders' deficit	(1,682,765)	(1,107,886)
Non-controlling interest	(607,043)	—
Total shareholders' deficit	(2,289,808)	(1,107,886)

Total liabilities and stockholders' deficit	$2,519,096	$193,789

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	For the year ended June 30, 2014	For the year ended June 30, 2013

Sales	$622,522	$53,435
Cost of sales	104,854	—
Gross profit	517,668	53,435

Operating expenses:
General and administrative	1,746,353	193,747
Amortization	500,964	—
Depreciation	18,276	5,412
Bad debt - related party	21,302	—
Salaries and wages	391,203	—
Software development	1,341	3,491
Officer compensation	3,706,697	1,684,448
Professional fees	173,984	127,181
Professional stock-based fees	974,000	627,400
Loss on extinguishment of accounts and due to related parties	—	1,106,636
Total operating expenses	7,534,120	3,748,315

Other income (loss):
Gain on re-measurement of equity investment in Oxford City Football Club (Trading) Limited	10,600	—
Share of loss of Oxford City Football Club (Trading) Limited	—	(17,045)
	10,600	(17,045)

Loss before income taxes	(7,005,852)	(3,711,925)

Provision for income taxes	—	—

Net loss	(7,005,852)	(3,711,925)

Net loss attributable to non-controlling interest	149,996	—

Net loss attributable to Oxford City Football Club, Inc.	(6,855,856)	(3,711,925)

Other comprehensive income (loss)
Foreign exchange translation adjustment	(88,341)	—

Comprehensive loss	$(6,944,197)	$(3,711,925)
Basic loss per common share	$(1.91)	$(12.33)
Basic weighted average common shares outstanding	3,584,194	300,973

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
(Audited)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Treasury	Other comprehensive	Non-controlling		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Stock	loss	Interest	Deficit	Deficit
Balance, June 30, 2012	—	—	—	—	386,392	38	311,001	218,824	—	—	—	(1,356,842)	(826,979)

Shares issued for cash	—	—	—	—	28,788	3	387,597	—	—	—	—	—	387,600

Issue of shares in satisfaction of accounts payable	—	—	—	—	16,908	2	1,042,618	—	—	—	—	—	1,042,620

Issue of shares in satisfaction of due to related parties	—	—	—	—	13,375	1	857,499	—	—	—	—	—	857,500

Stock-based compensation	—	—	—	—	11,000	1	627,399	—	—	—	—	—	627,400

Shares issued to waive anti-dilution clause - Richard Shergold	—	—	—	—	5,000	1	(1)	—	—	—	—	—	—

Shares issued to waive anti-dilution clause - Thomas Guerriero	2,500	—	—	—	(250,000)	(25)	25	—	—	—	—	—	—

Issue of shares for stock payable	—	—	—	—	12,292	1	336,823	(336,824)	—	—	—	—	—

Purchase of treasury stock	—	—	—	—	—	—	—		(1,338)	—	—	—	(1,338)

Stock payable issued for cash	—	—	—	—	—	—	—	510,791	—	—	—	—	510,791

Stock payable issued for investment in Oxford City Football Club (Trading) Limited	—	—	—	—	—	—	—	6,445	—	—	—	—	6,445

Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,711,925)	(3,711,925)

Balance, June 30, 2013	2,500	—	—	—	223,755	22	3,562,961	399,236	(1,338)	—	—	(5,068,767)	(1,107,886)

Acquisition of Oxford City Football Club (Trading) Limited	—	—	—	—	—	—	—	—	—	—	(317,136)	—	(317,136)

Shares issued for cash	—	—	—	—	14,063,880	1,406	4,844,314	—	—	—	—	—	4,845,720

Stock-based compensation	—	—	4,000	0	102,000	11	973,989		—	—	—	—	974,000

Shares issued for anti-dilution	—	—	—	—	405,212	41	(41)	—	—	—	—	—	(0)

Issue of shares for stock payable	—	—	—	—	451,887	46	349,628	(349,675)	—	—	—	—	(1)

Shares issued to Thomas Guerriero, CEO, in exchange for
the outstanding shares of Oxford City Basketball Club, Inc.	—	—	80,000	8	—	—	33,742	—	—	—	—	—	33,750

Stock payable issued for cash	—	—	—	—	—	—	—	515,030	—	—	—	—	515,030

Advances to Oxford City Youth Football Club Limited	—	—	—	—	—	—	—	—	—	—	(139,911)	—	(139,911)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	(87,522)	—	—	(87,522)

Net loss	—	—	—	—	—	—	—	—	—	—	(149,996)	(6,855,856)	(7,005,852)

Balance, June 30, 2014	2,500	$—	84,000	$8	15,246,734	$1,526	$9,764,593	$564,591	$(1,338)	$(87,522)	$(607,043)	$(11,924,623)	$(2,289,808)

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the year ended June 30, 2014	For the year ended June 30, 2013

Cash flows from operating activities:
Net loss	$(7,005,852)	$(3,711,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(18,276)	5,412
Amortization	(500,964)	—
Bad debts - related party	(21,302)	—
Share of loss of Oxford City Football Club (Trading) Limited	—	17,045
Professional stock-based fees	(974,000)	627,400
Gain on sale of equity investment	(10,600)	—
Loss on extinguishment accounts payable and related parties		1,106,636
Changes in operating assets and liabilities:
Decrease in accounts receivable	24,125	—
Increase in advances due from Academy of Healing Art, Massage and Facial Skin Care, Inc.	(62,895)	—
Increase in inventory	—	—
Increase in prepaid expense	(72,139)	(293)
Increase in officer compensation payable	2,213,643	1,209,842
Decrease in accounts payable and accrued liabilities	(333,575)	(30,927)
Decrease in deferred revenue	(10,000)	10,000
Increase in due to related parties	(14,460)	—
Net cash used in operating activities	(3,755,211)	(766,810)

Cash flows from investing activities:
Purchase of fixed assets	(219,035)	(23,805)
Online course development	(100,000)	—
Major Soccer Arena League membership	(10,000)	—
Investment in WENR, Corp.	(10,000)	—
Investment in Oxford City Football Club (Trading) Limited	—	(173,414)
Cash received from acquisition of Oxford City Football Club (Trading) Limited and Anjo of SkyLake, Inc.	158,490	—
Payments to non-controlling interest	(133,592)	—
Net cash used in investing activities	(314,137)	(197,219)

Cash flows from financing activities:
Proceeds from issuance of stock	5,360,750	898,392
Purchase of treasury stock	—	(1,338)
Advance by related party	13,869	8,743
Payments to related party	(30,045)	—
Payments to loan payable	—	—
Net cash provided by financing activities	5,344,574	905,797

Foreign exchange gain (loss)	(18,956)	—

Net change in cash	1,256,270	(58,232)

Cash, beginning of period	5,089	63,321

Cash, end of period	$1,261,359	$5,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Intangible asset	$509,401	$—
Assumption of long-term on purchase of building	$743,600	$—
Stock payable issued for investment in Oxford City Football (Trading) Limited	$—	$6,445
Stock issued for accounts payable	$—	$1,042,620
Stock issued for due to related parties	$—	$857,500

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

Property and equipment - Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Building and improvements	39 years
Furniture and equipment	3 years
Computer equipment	3 years
Leasehold improvements	3 years

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

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the year ended June 30, 2014.

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

OXFORD CITY FOOTBALL CLUB, INC.

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

Advances to Academy of Healing Art, Message and Facial Skin Care, Inc. are non-interest bearing, unsecured and and have no specific terms of repayment.

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

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $11,924,623 as of June 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2014 and 2013.

	2014	2013
Building and improvements	$651,008	$—
Land	233,770	—
Furniture and equipment	77,781	11,710
Computer equipment	11,076	11,076
Leasehold improvements	10,854	4,659
	984,489	27,445
Less: accumulated depreciation	25,128	6,852
	$959,361	$20,593

Depreciation expense for the years ending June 30, 2014 and 2013 was $18,276 and 5,412, respectively.

5.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED AND BUSINESS COMBINATION

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

Carrying Value of Investment
Issuance of stock payable for 75,000 shares of common stock of the Company on April 29, 2013	$6,445
Capital contributions (April 29, 2013 to June 30, 2013)	173,414
49% share of loss of Oxford City Football Club (Trading) Limited (April 29, 2013 to May 31, 2013)	(17,045)
Carrying value of investment on June 30, 2013	$162,814

Results of Operations of Oxford City Football Club (Trading) Limited	April 29, 2013 to May 31 2013
Sales	$50,450
Cost of sales	(8,694)
Gross profit	$41,757
Net income (loss)	$(1,904)

Balance Sheet of Oxford City Football Club (Trading) Limited	May 31, 2013
Current assets	$71,168
Noncurrent assets	9
Total assets	$71,177

Current liabilities	$607,777
Noncurrent liabilities	194,515
Total liabilities	$802,292
Net assets (deficiency)	$(731,115)

Reconciliation of the Carrying Value of the Investment and the Amount of Underlying Equity in Net Assets
Net assets (deficiency) of Oxford City Football Club (Trading) Limited at May 31, 2013	$(731,115)
49% interest in the net assets of Oxford City Football Club (Trading) Limited	(358,246)
49% of amount due from Oxford City Youth Football Club Limited classified as net assets (deficiency)	155,397
49% interest in carrying value of unamortized intangible asset	192,249
Capital contributions	173,414
Carrying value of investment on June 30, 2013	$162,814

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

5.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED AND BUSINESS COMBINATION - (CONTINUED)

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

TOTAL ASSETS ACQUIRED
Current assets:
Cash	$23,385
Accounts receivable	37,404
Inventory	9,130
Prepaid expenses	1,248
71,167
Property and equipment, net	9
Oxford City Football Club trade name	475,651
475,660
$546,827
TOTAL LIABILITIES ASSUMED
Account payable and accrued liabilities	$639,580
Due to related parties	162,711
Due to Oxford City Football Club, Inc.	61,672
Non-controlling interest	(317,136)
$546,827
PURCHASE PRICE	$—

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

5.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED AND BUSINESS COMBINATION - (CONTINUED)

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

	Years ended June 30,
	2013	2012
Sales	$715,208	$394,149
Net loss	$(3,693,488)	$(1,031,932)
Net loss per common share:
Basic	$(12.27)	$(3.42)

6.	INVESTMENT IN OXFORD CITY FOOTBALL CLUB (TRADING) LIMITED

Carrying Value of Investment

Carrying value of investment on June 30, 2013	$162,814
Gain on remeasurement of equity investment	10,600
Elimination of inter-company advances on consolidation of Oxford City Football Club (Trading) Limited on July 1, 2013	(173,414)
Carrying value of investment on June 30, 2014	$—

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

7.	INTANGIBLE ASSETS

Oxford City Football Club trade name was acquired on July 1, 2013 for $475,651. The trade name is amortized on a straight-line basis over 12 months. The trade name of $0 (intangible assets of $475,651 less accumulated amortization of $475,651) and $0 are recorded on the consolidated balance sheet at June 30, 2014 and June 30, 2013, respectively.

Oxford City Basketball League membership was acquired on October 1, 2013 for $33,750. The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at it’s carrying value of $33,750. As of June 30, 2014, the Company recorded a total of $25,313 in amortization expense with a net intangible asset of $8,437.

On April 22, 2014, the Company paid a $10,000 deposit to reverse the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Premier Arena Soccer League. An additional $20,000 per team is due in the season which begins play. The deposits expires on April 2, 2016.

On February 14, 2013, entered into a contract with AlvaEDU, Inc. to develop a online courses in sports management and financial and economics for undergraduate and graduate degree curriculum. On April 28, 2014, the Company made a $100,000 contribution towards the development of these online courses.

8.	LONG-TERM DEBT

On May 27, 2014, the Company purchased a commercial building located at 3141 S Military Trail, Lake Worth, Florida and assumed net financial assets (liabilities) of $22,360. In consideration for the building and net financial assets the Company paid $149,079 in cash and assumed a mortgage payable of $743,600. Mortgage payable matures on September 26, 2037 and is due in monthly installments of $5,930, including principal and interest at 7.99% and secured by the building. The building is leased month-to-month with annual expected lease revenue of $51,137.

Future aggregate minimum loan payments as of date are as follows:

2014	$10,841
2015	12,119
2016	13,302
2017	14,421
2018	15,633
Thereafter	677,283
Total	$743,599

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

9.	INCOME TAXES

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

	2014	2013
Net loss for the year	$7.005,852	$3,711,925
Adjustments:
Bad debts – related party	(21,302)	—
Accrued payroll	(2,213,643)	(1,209,842)
Professional stock-based fees	(974,000)	(627,400)
Loss extinguishment	—	(1,106,636)
Tax loss for the year	3,796,907	768,047
Estimated effective tax rate	25%	25%
Deferred tax asset	$949,227	$192,012

The total valuation allowance is $876,874 and $354,096 as of June 30, 2014 and 2013, respectively. Details are as follows:

	2014	2013
Deferred tax asset	$949,227	$354,846
Valuation allowance	(949,227)	(354,846)
Current taxes payable	—	—
Provision for income tax	$—	$—

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$171,898	2031
2012	$479,440	2032
2013	$768,047	2033
2014	$3,796,907	2034

10.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of June 30, 2014 and June 30, 2013, 2,500 and 2,500 Series A Convertible Preferred Stock are issued and outstanding, respectively.

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

On January 21, 2014, the Company issued 4,000 shares of Series B Convertible Preferred Stock for consulting services valued at $4,000.

As of June 30, 2014 and June 30, 2013, 84,000 and 0 Series B Convertible Preferred Stock are issued and outstanding, respectively.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

10.	STOCKHOLDERS’ EQUITY - (CONTINUED)

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares so issued be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On June 30, 2014 and 2013, the Series B Convertible Preferred Stock holders are due 13,501,117 and 0 shares of common stock of the Company, respectively, for anti-dilution protection.

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of June 30, 2014 and June 30, 2013, 15,246,734 and 223,755 shares were issued and outstanding, respectively.

From July 1, 2013 to June 30, 2014, the Company received $4,500 in cash in exchange for 1,800 shares of common stock ($2.50 per share), received $7,000 in cash in exchange for 6,075 shares of common stock ($1.15 per share), received $2,062,720 in cash in exchange for 2,063,450 shares of common stock ($1.00 per share), received $90,000 in cash in exchange for 100,000 shares of common stock ($0.90 per share), received $5,000 in cash in exchange for 5,805 shares of common stock ($0.87 per share), received $210,000 in cash for 298,750 shares of common stock ($0.70 per share), received $10,000 in cash in exchange for 15,000 shares of common stock ($0.67 per share), received $833,500 in cash in exchange for 1,668,000 shares of common stock ($0.50 per share), received $40,000 in cash for exchange for 90,000 shares of common stock ($0.44 per share), received $163,000 in cash for exchange for 400,000 shares of common stock ($0.41 per share), received $5,000 in cash in exchange for 15,000 shares of common stock ($0.33 per share) and received $1,415,000 in cash for 9,400,000 shares of common stock. ($0.15 per share).

From July 1, 2013 to June 30, 2014, the Company issued 376,887 of common stock to satisfy obligations under share subscription agreements for $343,230.

From July 1, 2013 to June 30, 2014 the Company issued 405,212 shares of common stock to thirteen investors for anti-dilution protection and no consideration.

On August 9, 2013, the Company issued 75,000 shares of common stock valued at $6,445 to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

Stock Payable

From July 1, 2013 to June 30, 2014, the Company received $515,030 in cash in exchange for a common stock payable of 515,030 shares of common stock ($1.00 per share).

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

Treasury Stock

As of June 30, 2014 and June 30, 2013, the Company has a treasury stock balance of $1,338.

Stock-based Compensation

On May 21, 2014, the Company issued 2,000 shares of common stock of the Company for services valued at $20,000 ($10.00 per share).

On June 4 2014, the Company issued 100,000 shares of common stock of the Company for services valued at $950,000 ($9.50 per share).

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

11.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2014, the Company repaid total advances to GCE in the amount of $8,743. The amount due to or from related party is unsecured, non-interest bearing and have no specific terms of repayment.

At June 30, 2014 and June 30, 2013, $219,316 and $0, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $3,585,300 and $1,684,448 for the year ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and June 30, 2013, $3,454,837 and $1,241,194 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2014 and will receive $3,000 per month for services rendered. The total expense related to this agreement was $21,000 and $0 for the year ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and June 30, 2013, $0 of total compensation was unpaid and recorded as payable.

12. LOSS ON EXTINGUISHMENT OF ACCOUNTS PAYABLE AND DUE TO FORMER OFFICERS

On September 10, 2012, the Company entered into a debt settlement agreement to settle amounts due to the attorney of $67,992 by paying a total of $45,000 cash payments. As a result, the Company recorded a gain on extinguishment of debt of $22,992.

On September 12, 2012, the Company entered issued 10,625 and 2,750 shares in common stock value at $857,500 ($64.00 per share) to settle amounts due to the former CEO and former COO of the Company of $475,588 and $112,184, respectively per debt settlement agreements. As a result the Company recorded a loss on extinguishment of debt of $269,758.

On September 12, 2012, the Company issued 16,908 shares in common stock valued at $1,042,620 ($61.60 per share) to settle accounts payable of $182,750 per debt settlement agreements. As a result, the Company record a loss on extinguishment of debt of $859,870.

During the year ended June 30, 2013, the Company settled a total of $587,742 due to former officers and $250,742 with 30,283 shares of common stock valued at $1,900,120 and cash payment of $45,000. The Company recorded a loss on extinguishment of accounts payable and due to former officers of $1,106,636 during the year ended June 30, 2013.

13.	SUBSEQUENT EVENTS

Common Stock

From July 1, 2014 to September 19 , 2014, the Company issued 406,665 shares of common stock to satisfy obligations under share subscription agreements for $376,995.

Stock Payable

From July 1, 2014 to September 19, 2014 the Company received $81,050 in cash in exchange for a common stock payable of 76,550 shares of common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending June 30, 2014.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 30, 2014.

Name	Age	Principal Positions With Us
Thomas Anthony Guerriero	38	Chief Executive Officer and Director
Philip Clark	51	Chief Financial Officer
Diana Lovera	31	Chief Operating Officer
Anthony Guerriero	67	Director of Marketing

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

Code of Ethics

As of June 30, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Guerriero, CEO and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	3,585,300 1,684,448	3,585,300 1,684,448
Philip Clark, CFO	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	21,000(1) 3,621(1)	21,000 3,621
Diana Lovera COO	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	100,397(2) 17,200(3)	100,397 17,200
Anthony Guerriero, Director of Marketing	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Clark invoiced $21,000 and $3,621for the years ended June 30, 2014 and 2013, respectively, for services he incurred through a company in which he is a shareholder and director.
(2)	Ms. Lovera invoiced $31,133 for services she incurred through a company in which she is a shareholder and director.
(3)	Ms. Lovera prior to and after her appointment as COO received commissions and educational consulting fees.

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

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2014 and will receive $3,000 per month for services rendered.

Aside from the foregoing, we have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 19, 2014, certain information as to shares of our common stock, Series A Convertible Preferred Stock and Series B Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441.

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)	Number of Shares Owned (1)	Percent of Class (2)
Thomas Guerriero	37,652,656	(3)	68.45%	2,500	100%	80,000	95.24%%
Philip Clark	-		-%	-	-%	-	-%
Diana Lovera	250		-%	-	-%	-	-%
Anthony Guerriero	-		-%	-	-%	-	-%
All Directors and Executive Officers as a Group (1 person)	37,652,906		68.45%	2,500	100%	80,000	95.45%
5% Holders
Nick Havas	10,000,000	(4)	18.18%	-	-%	-	-%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 55,011,181 voting shares as of September 19, 2013, comprised of 15,653,399 shares of the Company’s common stock issued and outstanding as of September 19, 2014, 2,500 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding as of September 19, 2014 which are convertible into 250,000 shares, 84,000 shares of the Company’s Series B Convertible Preferred Stock issued and outstanding as of September 19, 2014 which are convertible into 25,200,000 shares and 13,907,782 shares due to Series B Convertible Preferred Stock holders for anti-dilution protection.

(3) Includes 13,245,507 shares of common stock, 2,500 shares of Series A Convertible Stock that may be converted into 250,000 shares of common stock, and 80,000 shares of Series B Preferred Stock that may be converted into 24,000,000 shares of common stock.

(4) Includes 10,000,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independencee

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

Employment –On July 1, 2012, the board approved that the Company will compensate the Chief Executive Officer a base salary of $500,000 per annum. The total expense related to this agreement was $208,334 for the year ended June 30, 2013. This agreement was terminated on November 30, 2012.

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $3,585,300 and $1,476,114 for the years ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and 2013, $3,454,837 and $1,241,194 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2014 and will receive $3,000 per month for services rendered. The total expense related to this agreement was $21,000 and $0 for the year ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and June 30, 2013, $0 of total compensation was unpaid and recorded as payable.

Series A Convertible Preferred Stock. On December 3, 2012, we filed an Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of our newly created Series A Convertible Preferred Stock. Among other things, the Certificate of Designation (i) authorized ten million (10,000,000) shares of our preferred stock to be designated as “Series A Convertible Preferred Stock”; (ii) provided that the holders of Series A Convertible Preferred Stock shall have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of our common stock; (iii) and provides that any one (1) share of Series A Convertible Preferred Stock shall be convertible into one hundred (100) shares of our common stock, par value $.0001 per share.

On December 3, 2012, we issued 10,000,00 shares of Series A Convertible Preferred Stock to Thomas Guerriero, the Corporation’s CEO and Director, in exchange for 1,000,000,000 shares of his common stock in the Corporation and the waiver of his 95% non-dilutive provision to maintain 95% equity at all times of the Corporation’s common stock.

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

Series B Convertible Preferred Stock. On November 20, 2013, we filed an Articles of Amendment to the Articles of Incorporation with the Secretary of State of the State of Florida (the “Certificate of Designation”) setting forth the rights and preferences of our newly created Series B Convertible Preferred Stock. Series B Convertible Preferred Stock are entitled to vote together with the holders of our Series A Preferred Stock and common stock on all matters submitted to shareholders. The total aggregate issued shares of Series B Convertible Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 2 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of any Preferred Stock which are issued and outstanding at the time of voting.

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares so issued be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On June 30, 2014 and 2013, the Series B Convertible Preferred Stock holders are due 13,501,117 and 0 shares of common stock of the Company, respectively, for anti-dilution protection.

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

On November 20, 2013, we issued a total of 80,000 shares of our newly designated Series B Preferred Stock to our officer and director, Thomas Guerriero, in exchange for the transfer of his ownership in the Oxford City Basketball Club.

Voting Agreement. Effective July 1, 2013, all the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby the Company, a 49% shareholder, has the right to appoint four Board members, Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of the Company, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by the Company. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director, who is currently Colin Taylor, of the Company the authority to be the deciding vote. As a result of the Voting Agreement, the Company controls greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, Consolidation the Company on July 1, 2013 includes the accounts of Oxford City Football Club (Trading) Limited in its consolidated financial statements with a one month lag.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended June 30,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2013	34,200	5,000	8,800	0
2014	34,500	0	0	0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation(2)
3.5	Articles of Amendment to Articles of Incorporation(3)
3.6	Articles of Amendment to Articles of Incorporation(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

Incorporated by reference to Registration Statement on Form S-1 filed on September 2, 2008

(2)	Incorporated by reference to Current Report on Form 8-K filed on July 26, 2012
(3)	Incorporated by reference to the Current Report on Form 8-K filed on December 7, 2012
(4)	Incorporated by reference to the Current Report on Form 8-K filed on March 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2014.

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

September 30, 2014

