Form 10-Q
period 2014-09-30
Oxford City Football Club, Inc.
filed 2014-11-14
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,878,107 as of November 5, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash	$603,350	$1,259,359
Accounts receivable	12,413	21,395
Due from Academy of Healing Art, Message and Facial Skin Care, Inc.	—	62,895
Inventory	10,555	10,217
Prepaid expenses	67,820	77,432
Investment in WENR, Corp.	10,000	10,000
Investment in joint venture	100,000	—
Total current assets	804,138	1,441,298

Property and equipment, net	76,040	959,361
Oxford City Basketball League membership, net	—	8,437
Premier Arena Soccer League membership deposit	10,000	10,000
Investment in Oxford City FC of Texas, LLC	25,000	—
Investment in ANJO of SkyLake, Inc.	135,209	—
Online course development	100,000	100,000

Total assets	$1,150,387	$2,519,096

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$138,836	$366,401
Officer compensation payable	4,801,337	3,454,837
Loan payable	33,943	35,592
Due to related parties	209,153	219,316
Long-term debt, current portion	—	16,450
Total current liabilities	5,183,269	4,092,596

Long-term debt, net of current portion	—	716,308

Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2,500 and 2,500, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 84,000 and 84,000, respectively	8	8
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 15,669,399 and 15,246,734, respectively	1,569	1,526
Additional paid-in capital	10,159,545	9,764,593
Stock payable	403,141	564,591
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(80,306)	(87,522)
Accumulated deficit	(13,787,916)	(11,924,623)
Total stockholders' deficit	(3,305,297)	(1,682,765)
Non-controlling interest	(727,585)	(607,043)
Total shareholders' deficit	(4,032,882)	(2,289,808)
Total liabilities and stockholders' deficit	$1,150,387	$2,519,096

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013

Sales	$122,777	$105,756
Cost of sales	14,757	12,318
Gross profit	108,020	93,438

Operating expenses:
General and administrative	341,063	134,292
Amortization	8,437	118,913
Depreciation	3,127	2,132
Salaries and wages	38,155	29,048
Software development	—	887
Officer compensation	1,511,500	741,000
Professional fees	76,628	47,662
Total operating expenses	1,978,910	1,073,934

Other income (loss):
Gain on measurement of equity method investment in Oxford City FC (Trading) Limited	—	10,600
	—	10,600

Loss before income taxes	(1,870,890)	(969,896)

Provision for income taxes	—	—

Net loss	(1,870,890)	(969,896)

Net loss attributable to non-controlling interest	7,597	48,774

Net loss attributable to Oxford City Football Club, Inc.	(1,863,293)	(921,122)

Other comprehensive income (loss)
Foreign exchange translation adjustment	7,216	(26,749)

Comprehensive loss	$(1,856,077)	$(947,871)
Basic loss per common share	$(0.12)	$(2.28)
Basic weighted average common shares outstanding	15,558,898	404,251

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013

Cash flows from operating activities:
Net loss	$(1,870,890)	$(969,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,127	2,132
Amortization	8,437	118,913
Gain on sale of equity investment	—	(10,600)
Foreign exchange adjustment		(26,749)
Changes in operating assets and liabilities:
Decrease in accounts receivable	(1,666)	14,303
Decrease in advances due from Academy of Healing Art, Message and Facial Skin Care, Inc.	74,040	—
Increase in inventory	(835)	(3,043)
Increase (decrease) in prepaid expense	9,612	(7,209)
Increase in officer compensation payable	1,346,500	719,343
Decrease in accounts payable and accrued liabilities	(201,797)	(202,131)
Decrease in deferred revenue	—	(2,500)
Decrease in due to related parties	(2,400)	—
Net cash used in operating activities	(635,872)	(367,437)

Cash flows from investing activities:
Purchase of fixed assets	(5,249)	—
Investment in Oxford City FC of Texas, LLC	(25,000)	—
Investment in joint venture	(100,000)	—
Investment in Oxford City Football Club (Trading) Limited	—	—
Cash received from acquisition of Oxford City Football Club (Trading) Limited and Anjo of SkyLake, Inc.	—	135,127
Payments to non-controlling interest	(116,201)	—
Net cash provided by (used in) investing activities	(246,450)	135,127

Cash flows from financing activities:
Proceeds from issuance of stock	233,546	282,500
Purchase of treasury stock	—	27,387
Advance by related party	—	(15,843)
Net cash provided by financing activities	233,546	294,044

Foreign exchange gain (loss)	(7,233)	—

Net change in cash	(656,009)	61,734

Cash, beginning of period	1,259,359	5,089

Cash, end of period	$603,350	$66,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Derecognition of long-term debt	$732,758	$—
Stock issued for accounts payable	$—	$1,042,620
Stock issued for due to related parties	$—	$857,500

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the Company’s annual report filed on Form 10-K for the year ended June 30, 2014.

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

Investments - Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

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

We recognize revenue from the following sources:

i)      Executive Training Program revenue is recognized when the services are performed.

ii)    Hourly rental of facilities is recognized when the rental occurs.

iii)   Admission to sporting events is recognized when the event occurs.

iv)   Food and beverages revenue is recognized at the time of sale.

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

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized during the three months ended September 30, 2014.

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

Advances to Academy of Healing Art, Message and Facial Skin Care, Inc. are non-interest bearing, unsecured and have no specific terms of repayment.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $13,787,916 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	DUE FROM ACADEMY OF HEALING ART, MESSAGE AND FACIAL SKIN CARE, INC.

Advances to Academy of Healing Art, Message and Facial Skin Care, Inc. (“Academy of Palm Beach”) are non-interest bearing, unsecured and have no specific terms of repayment. Advances outstanding are $0 and $62,895 at September 30, 2014 and June 30, 2014, respectively. The advance due to the Company at June 30, 2014 was paid in cash. Academy of Palm Beach is the holdover tenant referred to in Note 6.

5.	INVESTMENT IN JOINT VENTURE

On July 10, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $100,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $100,000 plus $15,000 for a total of an $115,000 the Joint Venture ended in accordance with the terms of the agreement.,

6.	INVESTMENT IN ANJO OF SKYLAKE, INC.

On May 27, 2014, the Company closed on the purchase of 100% of the outstanding common stock of Anjo of SkyLake, Inc. (“Anjo”). Anjo owns a commercial building located at 3141 S Military Trail, Lake Worth, Florida. In addition, on closing Anjo held net financial assets (liabilities) of $22,360 and a $743,600 mortgage was secured by the building. In consideration for the common stock of Anjo, the Company paid $149,079 in cash. A selling shareholder is also the shareholder of Academy of Palm Beach which is a holdover tenant in the commercial building.

In eviction proceedings brought forward by Anjo against Academy of Palm Beach, the selling shareholders are now disputing whether the closing actually took place and have called into question the ownership of Anjo common stock. Accordingly, the Company derecognized related assets and liabilities. The investment in Anjo is recorded at carrying value commencing July 1, 2014. The Company is fully asserting its rights under the stock purchase agreement and believes there are sufficient assets available to recover its investment.

Assets and Liabilities the Company has deconsolidated as of July 1, 2014

Current assets
Accounts receivable	$10,076
Non-current assets
Property and equipment	883,086
Current liabilities
Accounts payable and accrued liabilities	(16,450)
Non-current liabilities
Long-term debt	(732,758)
Net assets deconsolidated at July 1, 2014	143,954
Net recoveries during the three months ended September 30, 2014	(8,745)
Carrying value of Investment in SkyLake, Inc. at September 30, 2014	$135,209

The results of Company reported in the Consolidated Statement of Operations for the year ended June 30, 2014 includes a loss from the operations of Anjo of SkyLake, Inc. of $19,585 for the period from May 27, 2014 to June 30, 2014.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INTANGIBLE ASSETS

Oxford City Football Club trade name was acquired on July 1, 2013 for $475,651. The trade name is amortized on a straight-line basis over 12 months. The trade name of $0 (intangible assets of $475,651 less accumulated amortization of $475,651) and $0 are recorded on the consolidated balance sheet at September 30, 2014 and June 30, 2014, respectively.

Oxford City Basketball League membership was acquired on October 1, 2013 for $33,750. The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750. As of September 30, 2014, the Company recorded a total of $8,437 in amortization expense with a net intangible asset of $0.

On April 22, 2014, the Company paid a $10,000 deposit to reserved the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Premier Arena Soccer League. An additional $20,000 per team is due in the season which begins play. The deposits expires on April 2, 2016.

On February 14, 2014, the Company entered into a contract with AlvaEDU, Inc. to develop online courses in sports management and financial and economics for undergraduate and graduate degree curriculum. On April 28, 2014, the Company made a $100,000 contribution towards the development of these online courses.

On July 15, 2014, the Company paid $25,000 to acquire the franchise rights for the Oxford City FC of Texas.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of September 30, 2014 and June 30, 2013, 2,500 and 2,500 Series A Convertible Preferred Stock are issued and outstanding, respectively.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. As of September 30, 2014 and June 30, 2013, 84,000 and 0 Series B Convertible Preferred Stock are issued and outstanding, respectively.

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

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares to be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On September 30, 2014 and June 30, 2014, the Series B Convertible Preferred Stock holders are due 13,953,782 and 13,501,117 shares of common stock of the Company, respectively, for anti-dilution protection.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY (CONTINUED)

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of September 30, 2014 and June 30, 2014, 15,669,399 and 15,246,734 shares were issued and outstanding, respectively.

From July 1, 2014 to September 30, 2014, the Company received $110,995 in cash in exchange for 110,995 shares of common stock ($1.00 per share) and received $5,000 in cash for 2,000 shares of common stock ($2.50 per share).

From July 1, 2014 to September 30, 2014, the Company issued 309,670 shares of common stock to satisfy obligations under share subscription agreements for $279,000.

Stock Payable

From July 1, 2014 to September 30, 2014, the Company received $117,550 in cash in exchange for a common stock payable of 113,050 shares of common stock ($1.00 per share).

Treasury Stock

As of September 30, 2014 and June 30, 2014, the Company has a treasury stock balance of $1,338.

9.	RELATED PARTY TRANSACTIONS

At September 30, 2014 and June 30, 2014, $209,153 and $219,316, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,511,500 and $741,000 for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and June 30, 2014, $4,801,337 and $3,454,837 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2014 and will receive $3,000 per month for services rendered. The total expense related to this agreement was $9,000 and $0 for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and June 30, 2014, $0 of total compensation was unpaid and recorded as payable.

10.	SUBSEQUENT EVENTS

Common Stock

From October 1, 2014 to November 5, 2014, the Company issued 208,708 shares of common stock to satisfy obligations under share subscription agreements for $120,000.

Stock Payable

From October 1, 2014 to November 5, 2014 the Company received $118,000 in cash in exchange for a common stock payable of 276,444 shares of common stock.

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

The Company is a Florida corporation incorporated in 2003. The Company's principal executive offices are located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441, and its telephone number is (866) 776-8674.

Results of operations for the three months ended September 30, 2014 and 2013

Our operating results for the three months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenue	$122,777	$105,756
Cost of sales	(14,757)	(12,318)
Gross profit	108,020	93,438
Operating Expenses	(1,978,910)	(1,073,934)
Gain on re-measurement of equity	—	10,600
Net Loss	(1,870,890)	(969,896)
Net income (loss) attributed to non-controlling interest	7,597	48,774
Net Loss attributable to Oxford City Football Club, Inc.	$(1,863,293)	$(921,122)

Revenues

Our sales revenue increased by $17,021 for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013. The increase in revenue is primarily due to the acquisition of Oxford City Football Club, Inc. on July 1, 2013. From our operations of the Oxford City Football Club we earn revenues from gate receipts, concessions, advertising, sponsorship and grants.

We recognize revenue from the following sources:

i)      Executive Training Program revenue is recognized when the services are performed.

ii)     Hourly rental of facilities is recognized when the rental occurs.

iii)   Admission to sporting events is recognized when the event occurs.

iv)    Food and beverages revenue is recognized at the time of sale.

v)     Sponsorship revenue is recognized ratably over the period of the agreement.

Cost of Sales

Our cost of sales increased by $2,439 for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club.

Operating Expenses

Our expenses for the three months ended September 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
General and administrative	$341,063	$134,292
Amortization	8,437	118,913
Depreciation	3,127	2,132
Salaries and wages	38,155	29,048
Software development	—	887
Officer compensation	1,511,500	741,000
Professional fees	76,628	47,662
Total	$1,978,910	$1,073,934

Our operating expenses increased by $904,976 for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. Our large increase in operating expenses is largely attributable to general and administrative, officer compensation, professional fees and salaries and wages.

1)	General and administrative expenses have increased due increases in promotion, rent, subcontractor, travel and player costs. Much of the increase in general and administrative expenses can be attributed to startup costs for Oxford City of Texas FC.
2)	Amortization costs decreased as the Oxford City Football Club trade name was fully amortized at June 30, 2014.
3)	Professional fees comprise audit and legal costs for SEC compliance and fees related to evaluating acquisitions.

We anticipate that we will incur approximately $90,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of an increase in operating costs and other expenses, our net loss for the three months ended September 30, 2014 was $1,870,890 compared to net loss of $969,896 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Working Capital

	September 30, 2014	September 30, 2013
Current Assets	$804,138	$1,441,298
Current Liabilities	$5,183,269	$4,092,596
Working Capital (Deficit)	$(4,379,131)	$(2,651,298)

Cash Flows

	Three months Ended September 30, 2014	Three months Ended September 30, 2013
Cash used in Operating Activities	$(635,872)	$(367,437)
Cash provided by (used in) Investing Activities	$(246,450)	$135,127
Cash provided by Financing Activities	$233,546	$294,044
Foreign exchange gain (loss)	$(7,233)	—
Increase (Decrease) in Cash	$(656,009)	$61,734

Cash Used In Operating Activities

Our net loss for the three months ended September 30, 2014 was the main contributing factor for our negative operating cash flow, offset mainly by the amortization of $8,437, decrease of advances due from Academy of Healing Art, Message and Facial Skin Care, Inc. of $74,040 and increase in officer compensation payable of $1,346,500.

Cash from Investing Activities

We used $246,450 in cash for the three months ended September 30, 2014 for investment activities. Significant investing activities includes $25,000 for the purchase of the Oxford City FC of Texas franchise, $100,000 investment in a joint venture project and $116,201 of payments to a non-controlling interest.

Cash from Financing Activities

We generated $233,546 in cash from the issuance of common stock during the three months ended September 30, 2014.

As of September 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a cumulative retained deficit of $13,787,916 as of September 30, 2014. We require capital for our contemplated operational and marketing activities. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2014, Oxford City Football Club Inc.'s wholly owned subsidiary, Anjo of Skyline, Inc. (“Landlord”), filed a complaint in the County Court for Palm Beach County, Florida, to evict a holdover tenant, Academy of Palm Beach (“Tenant”), and we have requested past due rent, legal costs, and damages. These and other matters are scheduled for a hearing before the court on November 6th, 2014.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From July 1, 2014 to September 30, 2014, the Company received $110,995 in cash in exchange for 110,995 shares of common stock ($1.00 per share) and received $5,000 in cash for 2,000 shares of common stock ($2.50 per share).

From July 1, 2014 to September 30, 2014, the Company issued 309,670 shares of common stock to satisfy obligations under share subscription agreements for $279,000.

From October 1, 2014 to November 5, 2014, the Company issued 208,708 shares of common stock to satisfy obligations under share subscription agreements for $120,000.

From October 1, 2014 to November 5, 2014 the Company received $118,000 in cash in exchange for a common stock payable of 276,444 shares of common stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.

Date:	November 14, 2014 By: /s/ Thomas Guerriero Thomas Guerriero Title: Chief Executive Officer and Director
Date:	November 14, 2014 By: /s/ Philip Clark Philip Clark Title: Chief Financial Officer

