Form 10-Q
period 2014-12-31
Oxford City Football Club, Inc.
filed 2015-02-17
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒   Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,810,607 as of February 9, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (unaudited);

F-3	Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 (unaudited);

F-4	Notes to Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS

Current assets:
Cash	$403,110	$1,259,359
Accounts receivable	18,092	21,395
Due from Academy of Healing Art, Message and Facial Skin Care, Inc.	--	62,895
Inventory	13,483	10,217
Prepaid expenses	78,825	77,432
Due from ANJO of SkyLake, Inc.	75,000	--
Investment in WENR, Corp.	1,874	10,000
Investment in joint venture	150,000	--
Total current assets	740,384	1,441,298

Property and equipment, net	78,676	959,361
Oxford City Basketball League membership, net	--	8,437
Oxford City Football Club Texas membership, net	25,000	--
Premier Arena Soccer League membership	10,000	10,000
Online course development	100,000	100,000

Total assets	$954,060	$2,519,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$198,555	$366,401
Officer compensation payable	5,901,337	3,454,837
Deferred income	22,312	-
Loan payable	31,845	35,592
Due to related parties	231,452	219,316
Long-term debt, current portion	--	16,450
Total current liabilities	6,385,501	4,092,596

Long-term debt, net of current portion	--	716,308
Total liabilities	6,385,501	4,808,904

Stockholders' deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	--	--
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2,500 and 2,500, respectively	--	--
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 84,000 and 84,000, respectively	8	8
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 21,705,607 and 15,246,734, respectively	2,171	1,526
Additional paid-in capital	11,389,943	9,764,593
Stock payable	338,641	564,591
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(75,551)	(87,522)
Accumulated deficit	(15,922,253)	(11,924,623)
Total stockholders' deficit	(4,268,379)	(1,682,765)
Non-controlling interest	(1,163,062)	(607,043)
Total stockholders' deficit	(5,431,441)	(2,289,808)

Total liabilities and stockholders' deficit	$954,060	$2,519,096

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the six months ended December 31, 2014	For the six months ended December 31, 2013

Sales	$182,054	$142,749	$304,831	$248,505
Cost of sales	41,344	29,544	56,101	41,862
Gross profit	140,710	113,205	248,730	206,643

Operating expenses:
General and administrative	187,256	216,706	465,745	328,521
Amortization	--	127,350	8,437	246,263
Depreciation	3,715	2,132	6,842	4,264
Advertising	74,686	7,122	86,028	10,234
Event expenses	83,925	7,429	83,925	13,401
Players cost	46,871	--	52,871	--
Rent expenses	75,238	13,361	120,470	26,754
Salaries and wages	134,918	106,323	173,073	135,371
Software development	--	918	--	1,805
Officer compensation	1,200,000	741,000	2,711,500	1,482,000
Professional fees	122,694	37,833	199,322	85,495
Total operating expenses	1,929,303	1,260,174	3,908,213	2,334,108

Other income (loss):
Loss on debt settlement	(413,610)	--	(413,610)	--
Impairment of market securities	(8,126)	--	(8,126)	--
Gain on disposal of investment	15,000	--	15,000	--
Gain on measurement of equity method investment in Oxford City FC (Trading) Limited	--	--	--	10,600
	(406,736)	--	(406,736)	10,600

Loss before income taxes	(2,195,329)	(1,146,969)	(4,066,219)	(2,116,865)

Provision for income taxes	--	--	--	--

Net loss	(2,195,329)	(1,146,969)	(4,066,219)	(2,116,865)

Net loss attributable to non-controlling interest	60,992	82,515	68,589	131,289

Net loss attributable to Oxford City Football Club, Inc.	(2,134,337)	(1,064,454)	(3,997,630)	(1,985,576)

Other comprehensive income (loss)
Foreign exchange translation adjustment	4,755	(41,550)	11,971	(68,299)

Comprehensive loss	$(2,129,582)	$(1,106,004)	$(3,985,659)	$(2,053,875)

Basic loss per common share	$(0.12)	$(1.18)	$(0.24)	$(3.05)

Basic weighted average common shares outstanding	17,818,855	898,502	16,688,878	651,371

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31, 2014	For the six months ended December 31, 2013

Cash flows from operating activities:
Net loss	$(4,066,219)	$(2,116,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,842	4,264
Amortization	8,437	246,264
Finance expense	(637)	-
Professional stock-based compensation	-	4,000
Gain on sale of investment	(15,000)	-
Gain on re-measurement of equity investment	-	(10,600)
Impairment of investments in market securities	8,126	-
Loss on debt settlements	413,610
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(7,918)	16,380
Decrease in advances due from Academy of Healing Art, Message and Facial Skin Care, Inc.	74,040	-
Increase in inventory	(4,195)	(5,070)
Increase in prepaid expense	(1,393)	(6,944)
Increase in officer compensation payable	2,446,500	1,390,343
Decrease in accounts payable and accrued liabilities	(125,460)	(179,525)
Decrease in deferred revenue	22,312	(5,000)
Decrease in due to related parties	29,589	-
Net cash used in operating activities	(1,211,366)	(662,753)

Cash flows from investing activities:
Purchase of fixed assets	(13,719)	-
Oxford City Football club membership	(25,000)	-
Proceeds form joint venture	115,000	-
Investment in joint venture	(250,000)	-
Cash received from acquisition of Oxford City Football Club (Trading) Limited and Anjo of SkyLake, Inc.	-	135,127
Payments to non-controlling interest	(184,350)	-
Net cash provided by (used in) investing activities	(358,069)	135,127

Cash flows from financing activities:
Proceeds from issuance of common stock	740,045	923,700
Advance by related party	-	7,921
Payments to related party	-	(8,743)
Payments to loan payable	-	(1,849)
Payments to non-controling interest	-	(8,714)
Net cash provided by financing activities	740,045	912,315

Foreign exchange gain (loss)	(26,859)	(3,309)

Net change in cash	(856,249)	381,380

Cash, beginning of period	1,259,359	5,089

Cash, end of period	$403,110	$386,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Derecognition of long-term debt	$732,758	$-
Intangible asset	$-	$509,401

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

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized during the three and six months ended December 31, 2014.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $15,922,253 as of December 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	DUE FROM ACADEMY OF HEALING ART, MESSAGE AND FACIAL SKIN CARE, INC.

Advances to Academy of Healing Art, Message and Facial Skin Care, Inc. are non-interest bearing, unsecured and have no specific terms of repayment. Advances outstanding are $0 and $62,895 at December 31, 2014 and June 30, 2014, respectively. The advance due to the Company at June 30, 2014 was paid in cash.

5.	INVESTMENT IN JOINT VENTURE

On July 10, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $100,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $100,000 plus $15,000 for a total of an $115,000. On October 21, 2014, the Company received $115,000 and the Joint Venture ended in accordance with the terms of the agreement. During the three and six months ended December 31, 2014, a gain on disposal of investment of $15,000 is recorded in the consolidated statements of operations related to this Joint Venture Agreement.

On November 23, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $150,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $150,000 plus $15,000 for a total of an $165,000.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities the Company has deconsolidated as of July 1, 2014

Current assets
Accounts receivable	$10,076
Non-current assets
Property and equipment	883,086
Current liabilities
Accounts payable and accrued liabilities	(16,450)
Non-current liabilities
Long-term debt	(732,758)
Net assets deconsolidated at July 1, 2014	143,954
Net recoveries during the three months ended September 30, 2014	(8,745)
Loss on debt settlement	(60,209)
Carrying value of Investment in Anjo SkyLake, Inc. at December 31, 2014	$75,000

The results of the Company reported in the consolidated statement of operations for the year ended June 30, 2014 includes a loss from the operations of Anjo of $19,585 for the period from May 27, 2014 to June 30, 2014.

On October 7, 2014, Oxford City Football Club Inc.'s wholly owned subsidiary, Anjo of Skyline, Inc. (“Anjo”), filed a complaint in the County Court for Palm Beach County, Florida, to evict a holdover tenant, Academy of Palm Beach (“Academy”), requesting past due rent, legal costs, and damages.

On January 1, 2015, we entered into a Settlement Agreement and Mutual Release with Anjo, Academy, Angela K. Artemik and John M. Artemik (collectively, “Artemik”). Under the terms of the settlement, we agreed to execute all documents confirming that Anjo is solely owned and operated by Artemik. In exchange, Anjo will execute a promissory note and mortgage in the amount of $149,079 in favor of Oxford City Football Club, Inc. Artemik agreed to use their best efforts to sell the mortgaged property to satisfy the promissory note and mortgage. The promissory note is due no later than June 30, 2015. In the event payment in the amount of $75,000 is made no later than February 27, 2015, we agreed to record a satisfaction of mortgage. The mortgage will also be personally guaranteed by Angela K. Artemik and John M. Artemik. All parties agreed to a mutual release of claims and stipulated to a dismissal of the action.

7.	INTANGIBLE ASSETS

Oxford City Football Club trade name was acquired on July 1, 2013 for $475,651. The trade name is amortized on a straight-line basis over 12 months. The trade name of $0 (intangible assets of $475,651 less accumulated amortization of $475,651) and $0 are recorded on the consolidated balance sheet at December 31, 2014 and June 30, 2014, respectively.

Oxford City Basketball League membership was acquired on October 1, 2013 for $33,750. The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750. As of December 31, 2014, the Company recorded a total of $0 in amortization expense with a net intangible asset of $0.

On April 22, 2014, the Company paid a $10,000 deposit to reserve the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Premier Arena Soccer League. An additional $20,000 per team is due in the season which begins play. The deposits expires on April 2, 2016.

On February 14, 2013, the Company entered into a contract with AlvaEDU, Inc. to develop online courses in sports management and financial and economics for undergraduate and graduate degree curriculum. On April 28, 2014, the Company made a $100,000 contribution towards the development of these online courses.

On July 15, 2014, the Company paid $25,000 to acquire the franchise rights for the Oxford City FC of Texas.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of December 31, 2014 and June 30, 2013, 2,500 and 2,500 Series A Convertible Preferred Stock are issued and outstanding, respectively.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. As of December 31, 2014 and June 30, 2013, 84,000 and 84,000 Series B Convertible Preferred Stock are issued and outstanding, respectively.

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

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares to be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On December 31, 2014 and June 30, 2014, the Series B Convertible Preferred Stock holders are due 19,959,990 and 13,501,117 shares of common stock of the Company, respectively, for anti-dilution protection.

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

Common Stock - The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of December 31, 2014 and June 30, 2014 21,705,607 and 15,246,734 shares were issued and outstanding, respectively.

From October 1, 2014 to December 31, 2014, the Company received $45,000 in cash in exchange for 50,000 shares of common stock ($0.90 per share), received $46,000 in cash in exchange for 96,000 shares of common stock ($0.48 per share), received $100,000 in cash for 259,000 shares of common stock ($0.39 per share), received $20,000 in cash for 85,000 shares of common stock ($0.24 per share), received $13,000 in cash for 83,000 shares of common stock ($0.16 per share), received $2,500 in cash for 3,333 shares of common stock ($0.75 per share) and received $250,000 in cash for 5,000,000 shares of common stock ($0.05 per share).

From October 1, 2014 to December 31, 2014, the Company issued 132,367 of common stock to satisfy obligations under share subscription agreements for $94,500.

On December 15, 2014, the Company issued 330,000 shares of common stock valued at $660,000 ($2.00 per share) to settle a debt of Oxford City Youth Football Club Limited in the amount of $306,599 (£195,000). As a result, the Company recorded a loss on debt settlement of $353,401. Oxford City Youth Football Club Limited is a 50% shareholder of Oxford City Football Club Inc.

OXFORD CITY FOOTBALL CLUB, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Payable

From October 1, 2014 to December 31, 2014, the Company received $30,000 in cash in exchange for a common stock payable of 54,444 shares of common stock ($0.55 per share).

Treasury Stock

As of December 31, 2014 and June 30, 2014, the Company has a treasury stock balance of $1,338.

9.	RELATED PARTY TRANSACTIONS

At December 31, 2014 and June 30, 2014, $231,452 and $219,316, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,200,000 and $741,000 for the three months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and June 30, 2014, $5,901,337 and $3,454,837 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013 and 2014, the Company executed a consulting agreements (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2015 and will receive $3,000 per month for services rendered. The total expense related to this Agreement was $9,000 and $3,000 for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and June 30, 2014, $0 of total compensation was unpaid and recorded as payable.

10.	SUBSEQUENT EVENTS

Common Stock

From January 1, 2015 to February 9, 2015, the Company issued 105,000 shares of common stock to satisfy obligations under share subscription agreements for $35,000 and share subscription receivable for $15,000.

Anjo of SkyLake, Inc.

On October 7, 2014, Oxford City Football Club Inc.'s wholly owned subsidiary, Anjo of SkyLake, Inc. (“Anjo”), filed a complaint in the County Court for Palm Beach County, Florida, to evict a holdover tenant, Academy of Palm Beach (“Academy”), requesting past due rent, legal costs, and damages.

On January 1, 2015, we entered into a Settlement Agreement and Mutual Release with Anjo, Academy, Angela K. Artemik and John M. Artemik (collectively, “Artemik”). Under the terms of the settlement, we agreed to execute all documents confirming that Anjo is solely owned and operated by Artemik. In exchange, Anjo will execute a promissory note and mortgage in the amount of $149,079 in favor of Oxford City Football Club, Inc. Artemik agreed to use their best efforts to sell the mortgaged property to satisfy the promissory note and mortgage. The promissory note is due no later than June 30, 2015. In the event payment in the amount of $75,000 is made no later than February 27, 2015, we agreed to record a satisfaction of mortgage. The mortgage will also be personally guaranteed by Angela K. Artemik and John M. Artemik. All parties agreed to a mutual release of claims and stipulated to a dismissal of the action.

Asset Purchase Agreement

On February 12, 2015, the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and AlvaEDU, Inc., a Florida Corporation (“AlvaEDU”), pursuant to which the Company will acquire certain assets of AlvaEDU (the “Acquisition”).

Pursuant to the terms of the Purchase Agreement, at the closing of the Acquisition, the Company will acquire the operating assets, contracts, licenses, permits, trade names, intellectual property, customer lists and marketing data, software and goodwill from AlvaEDU (the “Assets”) for an aggregate purchase price of 28,000,000 shares of the Company’s restricted stock (the “Purchase Price”). The Company has also agreed to assume certain obligations, including ordinary course of business trade accounts, notes payable and leases, not to exceed $50,000 in value.

Also at closing, the Company has agreed to compensate Empire Global Financial Services, LLC or its assigns (“Empire”) on behalf of AlvaEDU a brokerage commission of $25,000 and 2,000,000 shares of the Company’s restricted stock or five year warrants to purchase such 2,000,000 shares of common stock at a total cost of $1,000, at the sole option of Empire.

Completion of the Acquisition is subject to customary closing conditions, including, but not limited to, the execution of a Management Agreement between the Company and Timothy Loudermilk on mutually agreeable terms, approval of the Acquisition by the majority of shareholders of AlvaEDU, the completion of due diligence and delivery of the Purchase Price and payments to Empire.

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

The First Portfolio (OXFC Sports Portfolio)

The Company owns five (5) professional sports teams that are currently active and the rights to two (2) other expansion teams.

1)	Oxford City FC is a professional outdoor soccer team, which competes in the "Conference North" of the English Football Association under the name Oxford City Football Club. The team has been in existence for 132 years, being established in 1882. The Conference North, and its member clubs, are collectively able to compete for the prestigious English FA Cup, against some of the best English teams in the world for this championship trophy.

2)	Oxford City Nomads is the Company's 2nd professional outdoor soccer team, which competes in the "Hellenic Premier League" of the English Football Association under the name Oxford City Nomads. The Hellenic Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Vase, against some of the best English teams in the lower steps for this championship trophy.

3)	Oxford City Futsal is the Company's 1st professional indoor soccer team, which competes in the "Futsal Premier League" of the English Futsal under the name Oxford City Futsal. The Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Cup for Futsal, against some the best English Futsal teams for this championship trophy and the opportunity to go play in the UEFA Champions League.

4)	Oxford City Major Arena Soccer League Franchise is the Company's 1st professional team in the US, which competes in the "MASL" under the name Oxford City. The MASL is the highest level of professional indoor soccer in North America, with teams from Mexico, Canada, and the US competing for the MASL Cup. The Company has also reserved the rights to additional home territories of Sioux Falls, South Dakota and South, Florida in the Major Arena Soccer League.

5)	Oxford City FC Basketball is the Company's professional basketball team, which competes in the "EBL" of the English Basketball League under the name Oxford City Basketball. The EBL and its member clubs are collectively able to compete for the prestigious EBL Championship, competing against the some of the best English Basketball teams for this championship trophy.

The Second Portfolio (OXFC Academic Portfolio)

The OXFC Academic Portfolio owns a diversified portfolio of academic institutions. OXFC owns CIT University in the US, which has designed and completed their first Master’s Degree Program in Sports Management, which they plan to partner with an accredited university to deliver the degree program globally online. The Company also owns Oxford City Sports College in Oxford England, which expects the strong ties in Oxford to strategically put the College in a tremendous position for the future.

The Third Portfolio (OXFC Media & Entertainment Portfolio)

The OXFC Media & Entertainment Portfolio owns a diversified portfolio of media & entertainment companies. OXFC owns Oxford City Broadcasting Network, which is broadcasted online at 1882.tv. Oxford City anticipates this to become the global television platform for the company and their interests now and in the future.

The Fourth Portfolio (OXFC Real Estate & Property Management Portfolio)

The OXFC Real Estate & Property Management Portfolio controls a diversified portfolio of real estate including Oxford City Stadium, Oxford City Indoor Arena, and the Oxford City 3G Training Facility. OXFC benefits from these facilities both in usage and in rental income.

The Company is a Florida corporation incorporated on March 17, 1998. The Company's principal executive offices are located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441, and its telephone number is (866) 776-8674.

Results of operations for the three and six months ended December 31, 2014 and 2013

Our operating results for the three and six months ended December 31, 2014 and 2013 are summarized as follows:

	Three months Ended	Three months Ended	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenue	$182,054	$142,749	$304,831	$248,505
Cost of sales	(41,344)	(29,544)	(56,101)	(41,862)
Gross profit	140,710	113,205	248,730	206,643
Operating Expenses	(1,929,303)	(1,260,174)	(3,908,213)	(2,334,108)
Loss on debt settlement	(413,610)	-	(413,610)	-
Impairment of market securities	(8,126)	-	(8,126)	-
Gain on disposal of investment	15,000	-	15,000	-
Gain on re-measurement of equity	-	-	-	10,600
Net Loss	(2,195,329)	(1,146,969)	(4,066,219)	(2,116,865)
Net income (loss) attributed to non-controlling interest	60,992	82,515	68,589	131,289
Net Loss attributable to Oxford City Football Club, Inc.	$(2,134,337)	$(1,064,454)	$(3,997,630)	$(1,985,576)

Revenues

Our revenue increased by $39,305 for the three months ended December 31, 2014, as compared with the three months ended December 31, 2013. Our revenue increased by $56,326 for the six months ended December 31, 2014, as compared with the six months ended December 31, 2013.

Ticket, concessions and merchandise sales for the three and six months ended December 31, 2014 were $45,204 and $59,754, respectively, as compared with $13,588 and $26,487 for the three and six months ended December 31, 2013, respectively. We anticipate that an increase in ticket sales will continue as the Club challenges for promotion out of the English FA Conference North. Ticket prices for regular season home games during the 2014-2015 season are expected to range from $18.73 to $10.22 per game and the average ticket price is $14.47. Oxford City FC of Texas has a contract with Ticketmaster, a national ticket outlet, for single game ticket sales other than ticket sold onsite at Fords Arena. Ticket prices for regular season home games during the 2014-2015 are expected to range from $10.00 to $15.00 per game and the average ticket price is $12.50.

We have the exclusive right to operate all Oxford City Stadium concessions, including private room and catering, and to receive all concession revenues. In Texas we have an agreement for use of Ford Arena and we do not receive any of the concession revenue. In both venues we keep 100% of the merchandise sold. We offer team oriented clothing items and novelties online and at Oxford City Stadium and Ford Arena. At Oxford City Stadium and Ford Arena, we operate a full-service Team Shop that is open during games.

Advertising and corporate sponsorship revenue for the three and six months ended December 31, 2014 was $28,843 and $47,120, respectively ($36,252 earned by Oxford City FC for the six months ended December 31, 2014 and $10,868 earned by Oxford City FC of Texas for the six months ended December 31, 2014), as compared with $17,005 and $28,591, for the three and six months ended December 31, 2013, respectively ($23,591earned by Oxford City FC for the six months ended December 31, 2013 and $5,000 earned by Oxford City FC of Texas for the six months ended December 31, 2013).

Many Oxford City FC games are broadcast on local radio on BBC Radio. In 2015, there will be a total of 42 games in England. There will be 21 regular season games at home and 21 away games. In addition there will be FA Cup Qualifying matches and potentially FA CUP and playoff games. In Texas there will be 20 regular season games. There will be 10 home games and 10 away games. There is a potential to have playoff games as well. We expect to have a minimum of 3 games throughout the season to be televised for the 2014-2015 season. We will not earn revenue from having our games televised but there is a potential of increasing advertising and sponsorship revenue from the exposure.

We typically coordinate the sale of advertising with the sale of advertising at locations in both Oxford City Stadium in England and at Ford Arena in Texas, including space on the main scoreboard, ancillary scoreboards, outfield walls and concourse signage. Advertising is sold in game programs and on the Club's Internet website. We also license the Club's name and logo in connection with corporate sponsorships and promotions globally. We have increased the advertising and corporate sponsorship revenue significantly.

Rental income of venue for the three and six months ended December 31, 2014 was $107,452 and $197,404, respectively, as compared with $91,241 and $172,512 for the three and six months ended December 31, 2013, respectively. We expect that the revenue generated from Oxford City Stadium and the Oxford City 3G Training Facility will increase significantly in 2015. In April 2015 we expect to initiate new ground improvements to the Oxford City Stadium. A new 3G turf field is expected to increase rental income by at least 50% according to our projections. In addition, we are planning to establish one of the largest indoor sports facilities in all of Oxfordshire. This new facility will be the home to both Oxford City Futsal and Oxford City Basketball. The facility will also provide several additional fields, offices, and a restaurant that are expected to increase rental income.

Prize money revenue for the three and six months ended December 31, 2014 was $554, as compared with $20,915 for the three and six months ended December 31, 2013.

Cost of Sales

Our cost of sales increased by $11,800 for the three months ended December 31, 2014, as compared with the three months ended December 31, 2013. Our cost of sales increased by $14,239 for the six months ended December 31, 2014, as compared with the six months ended December 31, 2013.

The increases were due to the purchase of food, drinks and goods for our concessions for Oxford City Football Club. The increase in costs of sales corresponds with our increase in ticket, concessions and merchandise sales.

Operating Expenses

Our expenses for the three and six months ended December 31, 2014 and 2013 are outlined in the table below:

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
General and administrative	$187,256	$216,706	$465,745	$328,521
Amortization	-	127,350	8,437	246,263
Depreciation	3,715	2,132	6,842	4,264
Advertising	74,686	7,122	86,028	10,234
Event expenses	83,925	7,429	83,925	13,401
Player cost	46,871	-	52,871	-
Rent expenses	75,238	13,361	120,470	26,754
Salaries and wages	134,918	106,323	173,073	135,371
Software development	-	918	-	1,805
Officer compensation	1,200,000	741,000	2,711,500	1,482,000
Professional fees	122,694	37,833	199,322	85,495
Total	$1,929,303	$1,260,174	$3,908,213	$2,334,108

Our operating expenses increased by $669,129 for the three months ended December 31, 2014 as compared with the three months ended December 31, 2013. Our operating expenses increased by $1,574,105 for the six months ended December 31, 2014 as compared with the six months ended December 31, 2013.

General and administrative expenses have increased due to increases in promotion, rent, subcontractor, travel and player costs. Much of the increase in general and administrative expenses can be attributed to startup costs for Oxford City of Texas FC and player salaries. Both the English FA and the MASL require each team to enter into a uniform player contract with each of its players. Player contracts may be for single-year or multi-year terms. We are not obligated to continue to pay players under single-year or multi-year contracts if the player resigns, breeches team or organizational rules, or refuses to play.

Amortization costs decreased as the Oxford City Football Club trade name was fully amortized at June 30, 2014.

Professional fees comprise audit and legal costs for SEC compliance, fees related to evaluating acquisitions and for litigation.

We anticipate that we will incur approximately $90,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of an increase in operating costs and other expenses, our net loss for the three and six months ended December 31, 2014 was $2,195,329 and $4,066,219, respectively, compared to our net loss of $1,146,969 and $2,116,865 for the three and six months ended December 31, 2013.

Liquidity and Capital Resources

Working Capital

	December 31, 2014	June 30, 2014
Current Assets	$740,384	$1,441,298
Current Liabilities	$6,385,501	$(4,092,596)
Working Capital (Deficit)	$(5,645,117)	$(2,651,298)

Cash Flows

	Six months Ended December 31, 2014	Six months Ended December 31, 2013
Cash used in Operating Activities	$(1,211,366)	$(662,753)
Cash provided by (used in) Investing Activities	$(358,069)	$135,127
Cash provided by Financing Activities	$740,045	$912,315
Foreign exchange gain (loss)	$(26,859)	$(3,309)
Increase (Decrease) in Cash	$(856,249)	$381,380

Cash Used In Operating Activities

Our net loss for the six months ended December 31, 2014 was the main contributing factor for our negative operating cash flow, offset mainly by decrease of advances due from Academy of Healing Art, Message and Facial Skin Care, Inc. of $74,040, increase in loss on debt settlement of $413,610 and increase in officer compensation payable of $2,446,500.

Cash from Investing Activities

We used $358,069 in cash for the six months ended September 30, 2014 for investment activities. Significant investing activities includes $25,000 for the purchase of the Oxford City FC of Texas franchise, $135,000 investment in a joint venture project and $184,350 of payments to a non-controlling interest.

Cash from Financing Activities

We generated $740,045 in cash from the issuance of common stock during the six months ended December 31, 2014.

As of December 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

At December 31, 2014, we had deficit accumulated of $15,922,253 and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2014, Oxford City Football Club Inc.'s wholly owned subsidiary, Anjo of SkyLake, Inc. (“Anjo”), filed a complaint in the County Court for Palm Beach County, Florida, to evict a holdover tenant, Academy of Palm Beach (“Academy”), requesting past due rent, legal costs, and damages.

On January 1, 2015, we entered into a Settlement Agreement and Mutual Release with Anjo, Academy, Angela K. Artemik and John M. Artemik (collectively, “Artemik”). Under the terms of the settlement, we agreed to execute all documents confirming that Anjo is solely owned and operated by Artemik. In exchange, Anjo will execute a promissory note and mortgage in the amount of $149,079 in favor of Oxford City Football Club, Inc. Artemik agreed to use their best efforts to sell the mortgaged property to satisfy the promissory note and mortgage. The promissory note is due no later than June 30, 2015. In the event payment in the amount of $75,000 is made no later than February 27, 2015, we agreed to record a satisfaction of mortgage. The mortgage will also be personally guaranteed by Angela K. Artemik and John M. Artemik. All parties agreed to a mutual release of claims and stipulated to a dismissal of the action.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From October 1, 2014 to December 31, 2014, the Company received $45,000 in cash in exchange for 50,000 shares of common stock ($0.90 per share), received $46,000 in cash in exchange for 96,000 shares of common stock ($0.48 per share), received $100,000 in cash for 259,000 shares of common stock ($0.39 per share), received $20,000 in cash for 85,000 shares of common stock ($0.24 per share), received $13,000 in cash for 83,000 shares of common stock ($0.16 per share), received $2,500 in cash for 3,333 shares of common stock ($0.75 per share) and received $250,000 in cash for 5,000,000 shares of common stock ($0.05 per share).

From October 1, 2014 to December 31, 2014, the Company issued 330,000 of common stock for the debt settlement of $306,599.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.

Date:	February 13, 2015

	By:	/s/ Thomas Guerriero
Thomas Guerriero
	Title:	Chief Executive Officer and Director

Date:	February 13, 2015

	By:	/s/ Philip Clark
Philip Clark
	Title:	Chief Financial Officer

