Form 10-Q
period 2015-03-31
Oxford City Football Club, Inc.
filed 2015-05-15
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

1.866.776.8674

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,123,357 as of May 15, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited);

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$191,131	$1,259,359
Accounts receivable	29,582	21,395
Due from Academy of Healing Art, Message and Facial Skin Care, Inc.	—	62,895
Inventory	13,261	10,217
Prepaid expenses	28,568	77,432
Investment in WENR, Corp.	562	10,000
Investment in joint venture, net	150,000	—
Total current assets	413,104	1,441,298
Property and equipment, net	72,343	959,361
Oxford City Basketball League membership, net	—	8,437
Premier Arena Soccer League membership	35,000	10,000
Online course development	100,000	100,000
Total assets	$620,447	$2,519,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$226,072	$366,401
Officer compensation payable	7,067,337	3,454,837
Deferred revenue	14,091	—
Loan payable	26,780	35,592
Due to related parties	222,506	219,316
Long-term debt, current portion	—	16,450
Total current liabilities	7,556,786	4,092,596
Promissory note	131,473	—
Long-term debt, net of current portion	—	716,308
Total liabilities	7,688,259	4,808,904

Stockholders’ deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2,500 and 2,500, respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 84,000 and 84,000, respectively	8	8
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 27,369,357 and 15,246,734, respectively	2,737	1,526
Additional paid-in capital	11,397,377	9,764,593
Stock payable	298,641	564,591
Shares subscription receivable	(15,000)	—
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(71,873)	(87,522)
Accumulated deficit	(17,468,089)	(11,924,623)
Total stockholders’ deficit	(5,857,537)	(1,682,765)
Non-controlling interest	(1,210,275)	(607,043)
Total shareholders’ deficit	(7,067,812)	(2,289,808)
Total liabilities and stockholders’ deficit	$620,447	$2,519,096

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014

Sales	$170,938	$133,017	$475,769	$381,522
Cost of sales	30,037	15,564	86,138	57,426
Gross profit	140,901	117,453	389,631	324,096

Operating expenses:
General and administrative	161,011	422,290	626,755	750,811
Amortization	—	127,351	8,437	373,614
Depreciation	3,823	2,164	10,665	6,428
Advertising	3,700	15,432	89,728	25,666
Event expenses	128,255	20,405	332,650	60,560
Salaries and wages	248,694	99,384	474,638	234,755
Software development	—	785	—	2,590
Officer compensation	1,200,000	1,051,650	3,911,500	2,533,650
Professional fees	68,255	37,075	267,577	118,570
Professional stock-based fees	—	—	—	4,000
Total operating expenses	1,813,738	1,776,536	5,721,950	4,110,644

Other income (loss):
Loss on debt settlement	—	—	(413,610)	—
Impairment of marketable securities	(1,312)	—	(9,438)	—
Finance income on investment in joint venture	75,000	—	75,000	—
Gain on disposal of investment	15,000	—	30,000	—
Valuation allowance on investment in joint venture	(40,000)	—	(40,000)	—
Finance expense	(6,472)	—	(6,472)	—
Gain on measurement of equity method investment in Oxford City FC (Trading) Limited	—	—	—	10,600
	42,216	—	(364,520)	10,600

Loss before income taxes	(1,630,621)	(1,659,083)	(5,696,839)	(3,775,948)

Provision for income taxes	—	—	—	—

Net loss	(1,630,621)	(1,659,083)	(5,696,839)	(3,775,948)

Net income (loss) attributable to non-controlling interest	84,785	(92,124)	153,373	39,165

Net loss attributable to Oxford City Football Club, Inc.	(1,545,836)	(1,751,207)	(5,543,466)	(3,736,783)

Other comprehensive income (loss)
Foreign exchange translation adjustment	3,678	5,213	15,649	(63,086)

Comprehensive loss	$(1,542,158)	$(1,745,994)	$(5,527,817)	$(3,799,869)

Basic loss per common share	$(0.07)	$(0.83)	$(0.30)	$(3.43)

Basic weighted average common shares outstanding	24,091,831	2,005,199	19,120,505	1,101,969

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014

Cash flows from operating activities:
Net loss	$(5,696,840)	$(3,775,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,665	6,428
Amortization	8,437	373,614
Professional stock-based compensation	-	4,000
Finance income on investment in joint venture	(75,000)
Gain on sale of investment	(30,000)	-
Valuation allowance on investment in joint venture	40,000
Gain on re-measurement of equity investment	-	(10,600)
Impairment of investments in marketable securities	9,438	-
Loss on debt settlements	413,610
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(21,143)	20,991
Decrease in advances due from Academy of Healing Art, Message and Facial Skin Care, Inc.	74,040	-
Increase in inventory	(4,510)	(2,733)
Increase in prepaid expense	48,864	(7,446)
Increase in officer compensation payable	3,612,500	1,981,993
Decrease in accounts payable and accrued liabilities	(89,516)	(436,626)
Increase in accrued interest	6,472	-
Decrease in deferred revenue	14,091	(7,500)
Decrease in due to related parties	31,314	-
Net cash used in operating activities	(1,647,578)	(1,853,826)

Cash flows from investing activities:
Purchase of fixed assets	(13,373)	(8,975)
Oxford City Football club membership	(25,000)	-
Recovery of investment in ANJO of SkyLake, Inc.	75,000	-
Investment in joint venture	(85,000)	-
Cash received from acquisition of Oxford City Football Club (Trading) Limited and Anjo of SkyLake, Inc.	-	135,127
Net cash provided by (used in) investing activities	(48,373)	126,152

Cash flows from financing activities:
Proceeds from issuance of common stock	818,045	1,931,360
Advance by related party	-	9,644
Payments to related party	-	(8,743)
Payments to loan payable	(4,531)	(3,182)
Advance to non-controlling interest	-	6,511
Payments to non-controlling interest	(153,583)	-
Net cash provided by financing activities	659,931	1,935,590

Foreign exchange gain (loss)	(32,208)	(14,660)

Net change in cash	(1,068,228)	193,256

Cash, beginning of period	1,259,359	5,089

Cash, end of period	$191,131	$198,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Promissory note	$125,000	$-
Derecognition of long-term debt	$732,758	$-
Intangible asset	$-	$509,401

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Oxford City Football Club, Inc. (the “Company” or “Oxford City”) is engaged in a vertically integrated growth strategy across a spectrum of sectors which includes professional sports teams, academic institutions, media and entertainment and real estate and property management. Oxford City has been a publicly listed company since 2009 and was incorporated in 2003.

At July 1, 2013, the Company ceased to be a development stage company as its principal planned operations of operating the Oxford City Football Club, commenced.

Effective July 1, 2013, all the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby the Company, a 49% shareholder, has the right to appoint four Board members, Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of the Company, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by the Company. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director of the Company the authority to be the deciding vote. The Company has the ultimate right to select the Managing Director. As a result of the Voting Agreement, the Company controls greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, the Company on July 1, 2013 includes the accounts of Oxford City Football Club (Trading) Limited in its consolidated financial statements.

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

On April 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMX Group, Inc., a Nevada corporation (“WMX Private Co.”), and SKGI Acquisition Corp., Nevada corporation, and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into WMX Private Co. (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 1, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 26,346 shares of the Company’s common stock was issued to the holders of WMX Private Co.’s common stock in exchange for their shares of WMX Private Co. WMX Private Co. was incorporated on January 18, 2011 in the Province of New Brunswick, Canada as World Mercantile Exchange, Ltd. and subsequently changed its name to WMX, Group, Inc. and re-domiciled to the State of Nevada.

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

Oxford City Football Club, Inc. (formerly WMX Group Holdings, Inc.), (the “Company” or “Oxford City”) was incorporated on February 11, 2003 in the State of Florida as Smart Kids Group, Inc. On June 11, 2012, the Company changed its name from Smart Kids Group, Inc. to WMX Holdings Group, Inc. and on July 8, 2013, the Company changed its name from WMX Holdings Group, Inc. to Oxford City Football Club, Inc.

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

Investments – Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

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

Foreign Currency Translation – The Company determined the functional currency for Oxford City Football Club, Inc. and all its subsidiaries to be the U.S. dollar and, accordingly, our financial information is translated into U.S. dollars using exchange rates in effect at period-end. The income statement is translated at the average year-to-date exchange rate. Adjustments resulting from translation of foreign currency are included as a component of other comprehensive income within stockholders’ deficit.

Impairment of Long-lived Assets –The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized during the three months ended September 30, 2014.

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

Fair value of financial instruments - The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, advances, notes payable, and a loan payable. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentration of credit risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high-credit ratings.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-03 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $17,468,089 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	DUE FROM ACADEMY OF HEALING ART, MESSAGE AND FACIAL SKIN CARE, INC.

Advances to Academy of Healing Art, Message and Facial Skin Care, Inc. are non-interest bearing, unsecured and have no specific terms of repayment. Advances outstanding are $0 and $62,895 at March 31, 2015 and June 30, 2014, respectively. The advance due to the Company at June 30, 2014 was paid in cash.

5.	INVESTMENT IN JOINT VENTURE

On July 10, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $100,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $100,000 plus $15,000 for a total of an $115,000. On October 21, 2014, the Company received $115,000 and the Joint Venture ended in accordance with the terms of the agreement. During the three and nine months ended March 31, 2015, a gain on disposal of investment of $0 and $15,000, respectively, is recorded in the consolidated statements of operations related to this Joint Venture Agreement.

On November 23, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $150,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $150,000 plus $15,000 for a total of an $165,000. On February 6, 2015 the Company received $50,000. As of March 31, 2015, the outstanding net balance of investment in Joint Venture is $150,000. During the three and nine months ended March 31, 2015, a gain on disposal of investment of $15,000, finance income of $75,000 and valuation allowance of $40,000 are recorded in the consolidation statements of operations related to this Joint Venture Agreement.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities the Company has deconsolidated as of July 1, 2014

Current assets
Accounts receivable	$10,076
Non-current assets
Property and equipment	883,086
Current liabilities
Accounts payable and accrued liabilities	(16,450)
Non-current liabilities
Long-term debt	(732,758)
Net assets deconsolidated at July 1, 2014	143,954
Net recoveries during the three months ended September 30, 2014	(8,745)
Loss on debt settlement	(60,209)
Cash received from Anjo of SkyLake, Inc.	(75,000)
Carrying value of Investment in Anjo SkyLake, Inc. at December 31, 2014	$0

The results of the Company reported in the consolidated statement of operations for the year ended June 30, 2014 includes a loss from the operations of Anjo of $19,585 for the period from May 27, 2014 to June 30, 2014.

On October 7, 2014, the Company’s wholly owned subsidiary, Anjo of SkyLake, Inc. (“Anjo”), filed a complaint in the County Court for Palm Beach County, Florida, to evict a holdover tenant, Academy of Palm Beach (“Academy”), requesting past due rent, legal costs, and damages.

On January 1, 2015, the Company entered into a Settlement Agreement and Mutual Release with Anjo, Academy, Angela K. Artemik and John M. Artemik (collectively, “Artemik”). Under the terms of the settlement, we agreed to execute all documents confirming that Anjo is solely owned and operated by Artemik. In exchange, Anjo will execute a promissory note and mortgage in the amount of $149,079 in favor of the Company. Artemik agreed to use their best efforts to sell the mortgaged property to satisfy the promissory note and mortgage. The promissory note is due no later than June 30, 2015. In the event payment in the amount of $75,000 is made no later than February 27, 2015, the Company agreed to record a satisfaction of mortgage. The mortgage will also be personally guaranteed by Angela K. Artemik and John M. Artemik. All parties agreed to a mutual release of claims and stipulated to a dismissal of the action.

On January 23, 2015, we entered into a Mutual Release with Artemik. The agreement was designed to amend the January 1, 2015 Settlement Agreement and Mutual Release by restructuring the consideration to solve the matter. As provided in the Mutual Release, all parties entered into a mutual release and Artemik agreed to tender $75,000 as full payment, to substitute for the promissory note and security instruments envisioned in the Settlement Agreement and Mutual Release.

On February 24, 2015, the Company received $75,000 in cash from Anjo of SkyLake Inc. in accordance with the Mutual Release with Artemik.

7.	INTANGIBLE ASSETS

(i) Oxford City Football Club trade name

Oxford City Football Club trade name was acquired on July 1, 2013 for $475,651. The trade name is amortized on a straight-line basis over 12 months. The trade name of $0 (intangible assets of $475,651 less accumulated amortization of $475,651) and $0 are recorded on the consolidated balance sheet at March 31, 2015 and June 30, 2014, respectively.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(ii) Oxford City Basketball League membership

Oxford City Basketball League membership was acquired on October 1, 2013 for $33,750. The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750. The membership of $0 (intangible assets of $33,750 less accumulated amortization of $33,750) and $8,437 are recorded on the consolidated balance sheet at March 31, 2015 and June 30, 2014, respectively.

(iii) Tarpon Arena Soccer League membership

On April 22, 2014, the Company paid a $10,000 deposit to reserve the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Tarpon Arena Soccer League. An additional $20,000 per team is due in the season which begins play. The deposits expire on April 2, 2016.

On July 15, 2014, the Company paid $25,000 to acquire the franchise rights for the Oxford City FC of Texas.

(iv) Online course development

On February 14, 2013, the Company entered into a contract with AlvaEDU, Inc. (“AlvaEDU”) to develop online courses in sports management and financial and economics for undergraduate and graduate degree curriculum. On April 28, 2014, the Company made a $100,000 contribution towards the development of these online courses.

On February 12, 2015, the Company, entered into an Asset Purchase Agreement with AlvaEDU pursuant to which the Company will acquire certain assets of AlvaEDU. On March 6, 2015, the Company was notified by AlvaEDU that the Asset Purchase Agreement was not approved by the majority of shareholders. As such, the Purchase Agreement was terminated.

On March 11, 2015, however, the Company was able to negotiate and enter into a modification of an Online Degree Program Development Agreement (the “Development Agreement”) between CIT University, the Company’s wholly-owned subsidiary, and AlvaEDU. Under the Development Agreement, dated February 14, 2014, AlvaEDU agreed to develop an online Master’s Degree curriculum in Sports Management. In consideration for developing the curriculum, CIT University agreed to pay AlvaEDU a combination of cash and a percentage of the gross annual tuition for each student enrolled in the program. The percentage was calculated as 20% of the gross annual tuition if the total number of students was greater than 1,000, or 30% if the total number of students was less than 1,000. As a result of the March 11, 2015 modification to the Development Agreement, AlvaEDU has agreed to waive and release its right to any percentage of tuition in the program. Thus, in exchange for a release of claims in AlvaEDU’s favor, CIT is now entitled to 100% of the tuition from students enrollment in the program.

8.	PROMISSORY NOTE

In conjunction with the Equity Purchase Agreement (note 9) the Company issued a promissory note to Tarpon Bay Partners LLC (“Tarpon”) for $125,000, due on March 31, 2015, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $125,000 of transaction costs are treated as a reduction in additional paid-in capital since the transaction costs related to equity financing. At March 31, 2015, the promissory note reported on the consolidated balance sheet includes accrued interest of $6,473. On April 27, 2015, the promissory note was amended as follows: (a) the promissory note and accrued interest is convertible into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price for the 30 trading days preceding the conversion date and (b) the maturity date is extended to December 31, 2016.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of March 31, 2015 and June 30, 2014, 2,500 and 2,500 Series A Convertible Preferred Stock are issued and outstanding, respectively.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. As of March 31, 2015 and June 30, 2014, 84,000 and 84,000 Series B Convertible Preferred Stock are issued and outstanding, respectively.

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

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares to be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On March 31, 2015 and June 30, 2014, the Series B Convertible Preferred Stock holders are due 25,623,740 and 13,501,117 shares of common stock of the Company, respectively, for anti-dilution protection.

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

Common Stock – The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of March 31, 2015 and June 30, 2014 27,369,357 and 15,246,734 shares were issued and outstanding, respectively.

From January 1, 2015 to March 31, 2015, the Company received $20,000 in cash in exchange for 1,000,000 shares of common stock ($0.02 per share), received $15,000 in cash for 3,000,000 shares of common stock ($0.005 per share).

On September 23, 2014, the Company entered into an Equity Purchase Agreement and Registration Rights Agreement with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $15,000,000 of the Company’s common stock at the rates set forth in the Equity Purchase Agreement. On February 20, 2015, the Company issued 1,500,000 shares of common stock to Tarpon for which the Company received $38,000 ($0.03 per share) in cash. In conjunction with the Equity Purchase Agreement (note 8) the Company issued a promissory note to Tarpon for $125,000, due on March 31, 2015, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $125,000 of transaction costs are treated as a reduction in additional paid-in capital since the transaction costs relate to equity financing. On April 27, 2015, the promissory note was amended as follows: (a) the promissory note and accrued interest is convertible into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price for the 30 trading days preceding the conversion date and (b) the maturity date is extended to December 31, 2016.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

From January 1, 2015 to March 31, 2015, the Company issued 81,667 of common stock to satisfy obligations under share subscription agreements for $45,000.

From January 1, 2015 to March 31, 2015, the Company issued 48,750 shares of common stock to one investor for anti-dilution protection and no consideration.

Stock Payable

From January 1, 2015 to March 31, 2015, the Company received $5,000 in cash in exchange for a common stock payable of 500,000 shares of common stock ($0.01 per share).

Stock Receivable

From January 1, 2015 to March 31, 2015, the Company issued 33,333 shares of common stock for a common stock receivable of $15,000.

Treasury Stock

As of March 31, 2015 and June 30, 2014, the Company has a treasury stock balance of $1,338.

10.	Related Party transactions

At March 31, 2015 and June 30, 2014, $222,506 and $219,316, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,200,000 and $1,051,650 for the three months ended March 31, 2015 and 2014, respectively and $3,911,500 and $2,533,650 for the nine months ended March 31, 2015 and 2014, respectively..

As of March 31, 2015 and June 30, 2014, $7,067,337 and $3,454,837 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013 and 2014, the Company executed consulting agreements (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2015 and will receive $3,000 per month for services rendered. The total expense related to this Agreement was $9,000 for the three months ended March 31, 2015 and 2014, respectively and $27,000 and $12,000 for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and June 30, 2014, $0 of total compensation was unpaid and recorded as payable.

11.	GEOGRAPHIC SEGMENTS

Reconciliation of revenues for the nine months ended March 31, 2015 and long-lived assets at March 31, 2015 by country.

	Revenues	Long-lived assets
United States	$59,282	$161,846
Great Britain	416,487	45,497
Consolidated total	$475,769	$207,343

Revenues are attributed to countries based on the location of the customers.

12.	SUBSEQUENT EVENTS

Common Stock

From April 1, 2015 to May 11, 2015, the Company issued 34,754,000 shares of common stock to satisfy obligations under share subscription agreements for $142,000 and share subscription receivable for $10,000.

Stock Payable

From April 1, 2015 to May 11, 2015, the Company received $24,000 in cash in exchange for a common stock payable of 4,380,000 shares of common stock.

On April 27, 2015, the promissory note issued a promissory note to Tarpon Bay Partners LLC for $125,000 (note 8), due on March 31, 2015, with 10% interest per annum was amended as follows: (a) the promissory note and accrued interest in convertible into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price for the 30 trading days preceding the conversion date and (b) the maturity date is extended to December 31, 2016.

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

Company Overview

We are an international diversified holding company, which serves as the controlling owner of Oxford City Football Club (Trading) Limited, (the “Oxford City FC” or “Club”) located in Oxford, England which owns the Oxford City Football Club and manages Oxford City Stadium, the Club’s home stadium. The Club also manages Oxford City 3G Training Facility.

The First Portfolio (OXFC Sports Portfolio)

As provided below, we own an interest in five (5) professional sports teams that are currently active and the rights to two (2) other expansion teams.

1)	We own 49% of Oxford City Football Club (Trading) Limited, which operates a professional outdoor soccer team, which competes in the “Conference North” of the English Football Association under the name Oxford City Football Club. The team has been in existence for 132 years, being established in 1882. The Conference North, and its member clubs, are collectively able to compete for the prestigious English FA Cup, against some of the best English teams in the world for this championship trophy.

2)	Oxford City Nomads is the Company’s 2nd professional outdoor soccer team, which competes in the “Hellenic Premier League” of the English Football Association under the name Oxford City Nomads. The Hellenic Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Vase, against some of the best English teams in the lower steps for this championship trophy.

3)	Oxford City Futsal is our 1st professional indoor soccer team, which competes in the “Futsal Premier League” of the English Futsal under the name Oxford City Futsal. The Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Cup for Futsal, against some the best English Futsal teams for this championship trophy and the opportunity to go play in the UEFA Champions League.

4)

Oxford City FC of Texas Major Arena Soccer League Franchise is our 1st professional team in the US, which competes in the “MASL” under the name Oxford City. The MASL is the highest level of professional indoor soccer in North America, with teams from Mexico, Canada, and the US competing for the MASL Cup. We have also reserved the rights to additional home territories of Sioux Falls, South Dakota and South, Florida in the Major Arena Soccer League.

5)	Oxford City FC Basketball is our professional basketball team, which competes in the “EBL” of the English Basketball League under the name Oxford City Basketball. The EBL and its member clubs are collectively able to compete for the prestigious EBL Championship, competing against the some of the best English Basketball teams for this championship trophy.

The Second Portfolio (OXFC Academic Portfolio)

Our Academic Portfolio consists of the CIT University and the Oxford City Sports College in Oxford England. We own CIT University in the US, which has designed and completed its first Master’s Degree Program in Sports Management, which it plans to partner with an accredited university to deliver the degree program globally online. We also own Oxford City Sports College in Oxford England, which expects the strong ties in Oxford to strategically put the College in a tremendous position for the future.

The Third Portfolio (OXFC Media & Entertainment Portfolio)

Our Media & Entertainment Portfolio consists, as of now, solely of Oxford City Broadcasting Network, which is broadcasted online at 1882.tv. We anticipate this to become the global television platform for our company and our interests now and in the future.

The Fourth Portfolio (OXFC Real Estate & Property Management Portfolio)

Our Real Estate & Property Management Portfolio controls a diversified portfolio of real estate including Oxford City Stadium, Oxford City Indoor Arena, and the Oxford City 3G Training Facility. We benefit from these facilities both in usage and in rental income.

We are a Florida corporation incorporated in 2003. Our principal executive offices are located at 10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441, and our telephone number is (866) 776-8674.

Results of operations for the three and nine months ended March 31, 2015 and 2014

Our operating results for the three and nine months ended March 31, 2015 and 2014 are summarized as follows:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue	$170,938	$133,017	$475,769	$381,522
Cost of sales	(30,037)	(15,564)	(86,138)	(57,426)
Gross profit	140,901	117,453	389,631	324,096
Operating expenses	(1,813,738)	(1,776,536)	(5,721,950)	(4,110,644)
Loss on debt settlement	-	-	(413,610)	-
Impairment of market securities	(1,312)	-	(9,438)	-
Finance charge on investment	75,000		75,000
Gain on disposal of investment	15,000	-	30,000	-
Valuation allowance on investment	(40,000)	-	(40,000)	-
Finance expense	(6,472)	-	(6,472)	-
Gain on re-measurement of equity	-	-	-	10,600
Net loss	(1,630,621)	(1,659,083)	(5,696,839)	(3,775,948)
Net income (loss) attributed to non-controlling interest	84,785	(92,124)	153,373	39,165
Net loss attributable to Oxford City Football Club, Inc.	$(1,545,836)	$(1,751,207)	$(5,543,466)	$(3,736,783)

Revenues

Our revenues are derived from Oxford City Football Club, Oxford City Nomads, Oxford City Futsal and Oxford City FC Basketball which is operating by Oxford City Football Club (Trading) Limited in United Kingdom and Oxford City FC of Texas which is operated by Oxford City Football Club Inc. in the United States.

Our revenue increased by $37,921 for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014. Our revenue increased by $94,247 for the nine months ended March 31, 2015, as compared with the nine months ended March 31, 2014.

Ticket, concessions and merchandise sales for the three and nine months ended March 31, 2015 were $30,836 and $90,590, respectively, as compared with $9,200 and $35,687 for the three and nine months ended March 31, 2014, respectively. Ticket prices for regular season home games during the 2014-2015 season approximately ranged from $18.73 to $10.22 per game and the average ticket price is $14.47. Oxford City FC of Texas has a contract with Ticketmaster, a national ticket outlet, for single game ticket sales other than ticket sold onsite at Fords Arena. Ticket prices for regular season home games during the 2014-2015 approximately ranged from $10.00 to $15.00 per game and the average ticket price is $12.50.

We have the exclusive right to operate all Oxford City Stadium concessions, including private room and catering, and to receive all concession revenues. In Texas, we have an agreement for use of Ford Arena and we do not receive any of the concession revenue. In both venues we keep 100% of the proceeds of the merchandise sold. We offer team oriented clothing items and novelties online and at Oxford City Stadium and Ford Arena. At Oxford City Stadium and Ford Arena, we operate a full-service Team Shop that is open during games.

Advertising and corporate sponsorship revenue in the UK for the three and nine months ended March 31, 2015 was $21,221 and $68,342, respectively ($48,253 earned by Oxford City FC for the nine months ended March 31, 2015 and $20,089 earned by Oxford City FC of Texas for the nine months ended March 31, 2015), as compared with $16,405 and $44,996, for the three and nine months ended March 31, 2014, respectively ($35,946 earned by Oxford City FC for the nine months ended March 31, 2014 and $9,500 earned by Oxford City FC of Texas for the nine months ended March 31, 2014).

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

We typically coordinate the sale of advertising with the sale of advertising at locations in both Oxford City Stadium in England and at Ford Arena in Texas, including space on the main scoreboard, ancillary scoreboards, outfield walls and concourse signage. Advertising is sold in game programs and on the Club’s Internet website. We also license the Club’s name and logo in connection with corporate sponsorships and promotions globally. We have increased the advertising and corporate sponsorship revenue significantly.

Rental income of venue for the three and nine months ended March 31, 2015 was $99,877 and $301,968, respectively, as compared with $107,105 and $279,617 for the three and nine months ended March 31, 2014, respectively. We expect that the revenue generated from Oxford City Stadium and the Oxford City 3G Training Facility will increase significantly in 2015. During the calendar year of 2015 we expect to initiate new ground improvements to the Oxford City Stadium. A new 3G turf field is expected to increase rental income by at least 50% according to our projections. The ground improvements is dependent on us receiving final approval from the Oxfordshire County Council. In addition, we are planning to establish one of the largest indoor sports facilities in all of Oxfordshire. This new facility will be the home to both Oxford City Futsal and Oxford City Basketball. The facility will also provide several additional fields, offices, and a restaurant that are expected to increase rental income.

Prize money revenue for the three and nine months ended March 31, 2015 was $14,315 and $14,869, respectively, as compared with $307 and $21,221 for the three and nine months ended March 31, 2014, respectively.

Cost of Sales

Our cost of sales increased by $14,473 for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014. Our cost of sales increased by $28,712 for the nine months ended March 31, 2015, as compared with the nine months ended March 31, 2014.

The increases were due to the purchase of food, drinks and goods for our concessions for Oxford City Football Club. The increase in costs of sales corresponds with our increase in ticket, concessions and merchandise sales.

Operating Expenses

Our expenses for the three and nine months ended March 31, 2015 and 2014 are outlined in the table below:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
General and administrative	$161,011	$422,290	$626,755	$750,811
Amortization	-	127,351	8,437	373,614
Depreciation	3,823	2,164	10,665	6,428
Advertising	3,700	15,432	89,728	25,666
Event expenses	128,255	20,405	332,650	60,560
Salaries and wages	248,694	99,384	474,638	234,755
Software development	-	785	-	2,590
Officer compensation	1,200,000	1,051,650	3,911,500	2,533,650
Professional fees	68,255	37,075	267,577	118,570
Professional stock-based fee	-	-	-	4,000
Total	$1,813,738	$1,776,536	$5,721,950	$4,110,644

Our operating expenses increased by $37,202 for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. Our operating expenses increased by $1,611,306 for the nine months ended March 31, 2015 as compared with the nine months ended March 31, 2014.

Both the English FA and the MASL require each team to enter into a uniform player contract with each of its players. Player contracts may be for single-year or multi-year terms. We are not obligated to continue to pay players under single-year or multi-year contracts if the player resigns, breaches team or organizational rules, or refuses to play. We currently do not have multi-year commitments with our players.

General and administrative expenses have decreased due to decreases in promotion, subcontractor and travel costs. Much of the decrease in general and administrative expenses can be attributed to startup costs for Oxford City of Texas FC in the period ended March 31, 2014.

Amortization costs decreased as the Oxford City Football Club trade name was fully amortized at June 30, 2014.

Event expenses relate to rental of facilities and other cost of sporting events for football, futsal and basketball and has primarily increased as a result of the first year of operations of the Oxford City Football Club of Texas.

Salaries and wages relate to player costs and administrative personnel and has primarily increased as a result of the first year of operations of the Oxford City Football Club of Texas and contracts with higher caliber players in United Kingdom.

Officer compensation relates to a consulting agreement we have with Mr. Thomas Guerriero. The total expense related to this agreement was $1,200,000 and $1,051,650 for the three months ended March 31, 2015 and 2014, respectively and $3,911,500 and $2,533,650 for the nine months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and June 30, 2014, $7,067,337 and $3,454,837 of total officer compensation was unpaid and recorded as payable, respectively.

Professional fees comprise audit and legal costs for SEC compliance, fees related to evaluating acquisitions and for litigation.

We anticipate that we will incur approximately $90,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of an increase in operating costs and other expenses, our net loss for the three and nine months ended March 31, 2015 was $1,630,621 and $5,696,839, respectively, compared to our net loss of $1,659,083 and $3,775,948 for the three and nine months ended March 31, 2014.

Liquidity and Capital Resources

Working Capital

	March 31, 2015	June 30, 2014
Current Assets	$413,104	$1,441,298
Current Liabilities	$(7,556,786)	$(4,092,596)
Working Capital (Deficit)	$(7,143,682)	$(2,651,298)

Cash Flows

	Nine months Ended March 31, 2015	Nine months Ended March 31, 2014
Cash used in Operating Activities	$(1,647,578)	$(1,853,826)
Cash provided by (used in) Investing Activities	$(48,373)	$126,152
Cash provided by Financing Activities	$659,931	$1,935,590
Foreign exchange gain (loss)	$(32,208)	$(14,660)
Increase (Decrease) in Cash	$(1,068,228)	$193,256

Cash Used In Operating Activities

Our net loss for the nine months ended March 31, 2015 was the main contributing factor for our negative operating cash flow, offset mainly by decrease of advances due from Academy of Healing Art, Message and Facial Skin Care, Inc. of $74,040, increase in loss on debt settlement of $413,610 and increase in officer compensation payable of $3,612,500.

Cash from Investing Activities

We used $48,473 in cash for the nine months ended March 31, 2015 for investment activities. Significant investing activities include $25,000 for the purchase of the Oxford City FC of Texas franchise, $85,000 for investment in a joint venture project and $75,000 for recovery of investment in ANJO in SkyLake, Inc..

Cash from Financing Activities

We generated $818,045 in cash from the issuance of common stock during the nine months ended March 31, 2015.

We entered into the Equity Purchase Agreement with Tarpon on September 23, 2014. Pursuant to the Equity Purchase Agreement, Tarpon committed to purchase up to $15,000,000 worth of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of a registration statement to be filed in connection therewith; or (ii) the date on which Tarpon has purchased shares of our common stock pursuant to the Equity Purchase Agreement for an aggregate maximum purchase price of $15,000,000.

Notwithstanding that the Equity Line is in an amount of $15,000,000, we anticipate that the actual likelihood that we will be able access the full $15,000,000 is low due to several factors, including that our ability to access the Equity Line is limited by share volume restrictions and impacted by our stock price. We have already registered and issued to Tarpon 1,750,000 shares of our common stock. We received $38,000 as a result of the puts associated with that offering. On April 6, 2015, we filed a new registration statement to register 2,850,000 shares of our common stock. This registration statement is not yet effective. Our use of the Equity Line will continue to be limited and restricted if our share trading volume and/or and market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

No assurance can be given that the volume and/or market price of stock will increase (and/or not decline) from current levels to permit us to utilize the full amount of the Equity Line. Our trading volume for the last several months has been significantly low, with trades only happening sporadically. The last sales price of our common stock was $0.025 per share on May 13, 2015. For us to utilize the full $15,000,000 considering the sale of our prior puts and all of the 2,850,000 shares we seek to register, our stock price would need to increase to approximately $5.25 a share. If we are unable to fully use the Equity Line we will need to find alternative sources of funding or we may need to scale back our operations until such time as we have sufficient revenue to support increased operations. We currently have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. We require additional working capital to fund our business and to cover our payroll and other expenses. Use of the entire Equity Line would allow us to fully implement our full business plan for the next twelve months. If we are unable to use our Equity Line there can be no assurance that alternative sources of funding will be available upon acceptable terms.

Going Concern

At March 31, 2015, we had deficit accumulated of $17,468,089 and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2014. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Impairment of Long-lived Assets – The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the year ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-03 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2014, Oxford City Football Club Inc.’s wholly owned subsidiary, Anjo of SkyLake, Inc. (“Anjo”), filed a complaint in the County Court for Palm Beach County, Florida, to evict a holdover tenant, Academy of Palm Beach (“Academy”), requesting past due rent, legal costs, and damages.

On January 1, 2015, the Company entered into a Settlement Agreement and Mutual Release with Anjo, Academy, Angela K. Artemik and John M. Artemik (collectively, “Artemik”). Under the terms of the settlement, we agreed to execute all documents confirming that Anjo is solely owned and operated by Artemik. In exchange, Anjo will execute a promissory note and mortgage in the amount of $149,079 in favor of the Company. Artemik agreed to use their best efforts to sell the mortgaged property to satisfy the promissory note and mortgage. The promissory note is due no later than June 30, 2015. In the event payment in the amount of $75,000 is made no later than February 27, 2015, the Company agreed to record a satisfaction of mortgage. The mortgage will also be personally guaranteed by Angela K. Artemik and John M. Artemik. All parties agreed to a mutual release of claims and stipulated to a dismissal of the action.

On January 23, 2015, we entered into a Mutual Release with Artemik. The agreement was designed to amend the January 1, 2015 Settlement Agreement and Mutual Release by restructuring the consideration to solve the matter. As provided in the Mutual Release, all parties entered into a mutual release and Artemik agreed to tender $75,000 as full payment, to substitute for the promissory note and security instruments envisioned in the Settlement Agreement and Mutual Release. The agreement will net us $67,195.

On February 24, 2015, the Company received $75,000 in cash from Anjo of SkyLake Inc. in accordance with the Mutual Release with Artemik.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From January 1, 2015 to March 31, 2015, we received $20,000 in cash in exchange for 1,000,000 shares of common stock ($0.02 per share), received $15,000 in cash for 3,000,000 shares of common stock ($0.005 per share).

From January 1, 2015 to March 31, 2015, we issued 81,667 of common stock to satisfy obligations under share subscription agreements for $45,000.

From January 1, 2015 to March 31, 2015, we issued 48,750 shares of common stock to our officer and director for anti-dilution protection and no consideration.

From January 1, 2015 to March 31, 2015, we issued 33,333 shares of common stock for a common stock receivable of $15,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.

Date: May 15, 2015	By:	/s/ Thomas Guerriero
	Name:	Thomas Guerriero
	Title:	Chief Executive Officer and Director

Date: May 15, 2015	By:	/s/ Philip Clark
	Name:	Philip Clark
	Title:	Chief Financial Officer

