Form 10-K
period 2015-06-30
Oxford City Football Club, Inc.
filed 2015-10-22
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-54434

Oxford City Football Club, Inc.
(Exact name of registrant as specified in its charter)

Florida	05-0554762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Fairway Drive, Suite 208 Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 617.501.6766
10 Fairway Drive, Suite 302, Deerfield Beach, FL 33441 (Former name and former address, if changed since last Report)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 66,588 as of October 9, 2015.

PART I

Item 1. Business

Company Overview

The First Portfolio (OXFC Sports Portfolio)

As provided below, we own an interest in five (5) professional sports teams that are currently active and the rights to two (2) other expansion teams.

1) We own 49% of Oxford City Football Club (Trading) Limited, which operates a professional outdoor soccer team, which competes in the “Conference South” of the English Football Association under the name Oxford City Football Club. The team has been in existence for 132 years, being established in 1882. The Conference South, and its member clubs, are collectively able to compete for the prestigious English FA Cup, competing against some of the best English teams in the world for this championship trophy.

2) Oxford City Nomads is our 2nd professional outdoor soccer team, which competes in the “Hellenic Premier League” of the English Football Association under the name Oxford City Nomads. The Hellenic Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Vase, competing against some of the best English teams in the lower steps for this championship trophy.

3) Oxford City Futsal is our 1st professional indoor soccer team, which competes in the “Futsal Premier League” of the English Futsal under the name Oxford City Futsal. The Premier League, and its member clubs, are collectively able to compete for the prestigious English FA Cup for Futsal for a championship trophy, competing against some the best English Futsal teams and the opportunity to play in the UEFA Champions League.

4) We own a 10% interest in the Soles De Sonora team that competes in the Oxford City Major Arena Soccer League Franchise. The MASL is the highest level of professional indoor soccer in North America, with teams from Mexico, Canada, and the US competing for the MASL Cup. Until recently, we had two teams in the MASL: the Soles De Sonora in Mexico and Jupiter City in Florida. As a result of difficulties in obtaining financing to cover a field for play, we no longer have the Jupiter team in Florida. We still have an option for two additional home territories in Sioux Falls, South Dakota, and South Florida in the MASL and we hope to acquire a team in one or both territories if financing permits.

5) Oxford City FC Basketball is our professional basketball team, which competes in the “EBL” of the English Basketball League under the name Oxford City Basketball. The EBL and its member clubs are collectively able to compete for the prestigious EBL Championship, competing against the best English Basketball teams for this championship trophy.

The Second Portfolio (OXFC Academic Portfolio)

Our Academic Portfolio consists of the CIT University and the Oxford City Sports College in Oxford England. We own CIT University in the US, which has designed and completed their first Certificate Program, Associates Degree Program, Bachelors Degree Program, and Masters Degree Program in Sports Management, which they plan to partner with an accredited university to deliver the degree program globally online.

On February 12, 2015, we entered into an Asset Purchase Agreement (the “Purchase Agreement”), with AlvaEDU, Inc., a Florida Corporation (“AlvaEDU”), pursuant to which, among other things, we agreed to acquire certain assets from AlvaEDU for an aggregate purchase price of 14,000 shares of our restricted stock.

The closing of the Purchase Agreement was subject to customary closing conditions, including approval by the majority of shareholders of AlvaEDU. On March 6, 2015, we were notified by AlvaEDU that the Purchase Agreement was not approved by the majority of shareholders. As such, the Purchase Agreement was terminated.

On March 11, 2015, however, we were able to negotiate and enter into a modification of an Online Degree Program Development Agreement (the “Development Agreement”) between CIT University, the Company’s wholly-owned subsidiary, and AlvaEDU. Under the Development Agreement, dated February 14, 2014, AlvaEDU agreed to develop an online Master’s Degree curriculum in Sports Management. In consideration for developing the curriculum, CIT University agreed to pay AlvaEDU a combination of cash and a percentage of the gross annual tuition for each student enrolled in the program. The percentage was calculated as 20% of the gross annual tuition if the total number of students was greater than 1,000, or 30% if the total number of students was less than 1,000.

As a result of the March 11, 2015 modification to the Development Agreement, AlvaEDU has agreed to waive and release its right to any percentage of tuition in the program. Thus, in exchange for a release of claims in AlvaEDU’s favor, CIT is now entitled to 100% of the tuition from students’ enrollment in the program.

We do not have any students or tuition from our degree programs of CIT University. Our plan with regards to the program is twofold. First, we hope to partner with an accredited university that will use our program at its institution. Second, we hope to build a campus of our own and complete the accreditation process for our own students.

The Company also owns Oxford City Sports College in Oxford England, which expects the strong ties in Oxford to strategically put the College in a tremendous position for the future.

The Third Portfolio (OXFC Media & Entertainment Portfolio)

Our Media & Entertainment Portfolio consists, as of now, solely of Oxford City Broadcasting Network, which is broadcasted online at 1882.tv. OCBN on 1882.tv is best known for broadcasting Oxford City matches around the world via webcast. This brings global exposure to our players and our sponsors. The network has a tradition of producing high quality production and programming, as well as combining resources and contributors. We anticipate this to become the global television platform for our company and our interests now and in the future.

The Fourth Portfolio (OXFC Real Estate & Property Management Portfolio)

The OXFC Real Estate & Property Management Portfolio manages a diversified portfolio of real estate including Oxford City Stadium, Oxford City Indoor Arena, and the Oxford City 3G Training Facility. OXFC benefits from these facilities both in usage and in rental income.

The below table shows all of our subsidiaries, the interest we hold in those subsidiaries and the operations that each subsidiary is engaged in.

Name of Subsidiary	Interest Held	Operations
Oxford City Football Club, LLC	100%	Holds 49% interest in Oxford City Football Club (Trading) Limited
Oxford City Football Club (Trading) Limited	49% held indirectly through Oxford City Football Club, LLC, Voting Agreement gives the Company greater than 50% of the votes on the Board of Directors	Oxford City Football Club
Oxford City Basketball Club, Inc.	100%	Holds the franchise rights for Oxford City FC Basketball in the English Basketball League (EBL)
CIT University, A Christian Institution, Inc.	100%	Holds content for degree program for the Masters Degree in Sports Management
Oxford City Broadcasting Network, Inc.	100%	Online broadcasting company

Our Interest in the Oxford City Football Club

As stated in the above table, we own a minority interest in the team and the facilities of Oxford City Football Club (Trading) Limited. A 50% interest is owned by Oxford City Youth Football Club Ltd., a charitable company in England. The business side of the club is run through us, so all new revenue will be generated from our efforts. Oxford City Youth Football Club Ltd will still act as a charity with 30 teams and receiving donations. The remaining 1% interest is owned by Guerriero, LLC, a company which our CEO and director is the sole member.

Effective July 1, 2013, all the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby we, a 49% shareholder, have the right to appoint four Board members, Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of Oxford City Football Club (Trading) Limited, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by us. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director of our company the authority to be the deciding vote. As a result of the Voting Agreement, we control greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, on July 1, 2013 we included the accounts of Oxford City Football Club (Trading) Limited in our consolidated financial statements.

All revenue we generate comes from business dealings that we directly create, develop and manage in connection with the promotion and execution of the Club’s operations. For instance, we are involved as a consultant in the procurement of additional personnel and players and bring these impact individuals to the Club to add value and increase the Club’s revenue streams. We earn revenue for our role as consultant in that type of transaction. In addition, we have the ability to raise money to build facilities such as a new stadium, basketball arena, futsal court and sports bubbles. In this type of situation, we earn revenues not only in our capacity as a consultant for augmenting and expanding upon the current business of the Club, but for owning an interest in any new facilities and, as a landlord, leasing such facilities to the Club. These facilities will hopefully be an attractive option as a home ground to other professional teams and other sports like rugby, or for concerts and an array of events.

The majority owner of the Club, Oxford City Youth Football Club Ltd., is a charitable organization. Upon negotiating a sale of a minority interest to the Company, the majority holder consulting with Charity Commission in the UK to ensure that the transaction did not affect its charitable status. In a letter dated February 1, 2013 from the UK Charitable Commission under Reference # 06193368, the UK Charity Commission confirmed that the sale transaction did not cause any issue with the charitable status. The club’s normal course of business will continue under the new structure and further growth and success is anticipated.

Our Revenue Sources in the U.K.

There are four main potential revenue components to the clubs in the UK. The clubs that are under the Oxford City banner and play at the Oxford City Football Club stadium are the Oxford City Football Club and the Oxford City Nomads. We also have the Oxford City Training 3G Facility, where youth clubs and our outdoor football clubs train, and the Oxford City Indoor Arena, where the Oxford City Futsal and Basketball clubs play.

1. Property Management Revenue:

Unlike most professional football clubs, Oxford City manages properties, described above, which are managed internally. The club currently has Oxford City Stadium, which will be undergoing Phase I of the renovation plan, installing a completely new drainage system, and a new state of the art 3G artificial field. The facility has a current standing room capacity of approximately 10,000 and plans to bring in additional seating in the future. The club also has several netball courts, and a world class 3G training facility. Currently the club has utilized their restaurant-bar to generate additional revenue for private functions and parties throughout the year. At this time there are numerous clubs who are tenants, including three professional football clubs. We anticipate this revenue to increase as the facilities are improved and expanded with plans to build our state of the art arena.

2. Sponsorship Sales, Ticket Sales, Merchandise Sales

The club generates revenue from sponsorship sales, ticket sales and selling club merchandise. The club anticipates future success on the pitch and anticipates an increase in revenue on all fronts.

3. Player Transfers & Academy Development Players

On occasion, the club generates revenue from transferring players that have excelled and have attracted clubs interested in acquiring the player for a transfer fee. As the success of the club continues to improve, these opportunities will only increase as their global reach secures some of the best future prospects from around the world.

4. Global Football Academies

The club has plans to establish academies around the world to build a global presence. By forming these strategic partnerships, Oxford City believes they could increase the revenue tenfold by allowing work with academy affiliates around the world.

5. Sponsorship Revenue

For the first time in the clubs history sponsors are signing on from around the world. With the continued success and attention the club is getting from this success, we anticipate a significant increase in the revenue generated from sponsorship.

Our Sources of Revenue in Mexico

We own a 10% interest in the Soles De Sonora team that competes in the Oxford City Major Arena Soccer League Franchise.

There are five main potential revenue components to the soccer club:

1. Property Management Revenue:

Oxford City retains a 10% ownership stake in sports club Soles De Sonora in the city of Hermosillo, Mexico, which is one of the most formidable teams in Mexico. The team will play its home games at the Centro de Usos Multiples Arena. This year will be first season Soles De Sonora will play in the MASL and the expectations are high.

2. Sponsorship Sales, Ticket Sales, Merchandise Sales

The club generates revenue from sponsorship sales, ticket sales and selling club merchandise. The club anticipates future success on the pitch and anticipates an increase in revenue on all fronts.

3. Player Transfers & Academy Development Players

On occasion, the club generates revenue from transferring players that have excelled and have attracted clubs interested in acquiring the player for a transfer fee. As the success of the club continues to improve, these opportunities will only increase as their global reach secures some of the best future prospects from around the world. Oxford City will use Soles de Sonora as a channel to reach upcoming talent in the many different areas of Mexico and give them the opportunity to play at the highest level of professional soccer.

4. Global Football Academies

The club has plans to establish academies around the world, including Hermosilla, Mexico, to build a global presence. By forming these strategic partnerships, Oxford City believes they could increase the revenue tenfold by allowing work with academy affiliates around the world.

5. Expansion

In the future, Oxford City has plans to establish a professional outdoor team in Hermosilla, Mexico. This will only strengthen the global reach for the company. This reach is for the intention of identifying players, developing players, and organizing the players to have the opportunity to play in England or be transferred to generate additional revenue for the company.

Teams

Recent Performance

Oxford City FC Record

The following table shows the regular season performance of Oxford City FC in each of the last few seasons:

2014-2015 (to date)	Conference South	Wins: 5	Ties: 3	Losses: 3
2013-2014	Conference North	Wins: 9	Ties: 13	Losses: 20
2012-2013	Conference North	Wins: 13	Ties: 16	Losses: 13
2011-2012	Southern League Premier (Promoted)	Wins: 22	Ties: 11	Losses: 9

Oxford City FC in recent years has competed in post-season play. In the 2011-2012 season the Club successfully gained promotion from the Southern Premier League to the Conference South.

Player Personnel

The Club’s player management strategy is to build and maintain competitive teams, while managing the player rosters to reduce the uncertainties associated with salary arbitration and free agency. There is no limit to the amount of players under contract in the English FA. The MASL permits each team to have up to 20 players under contract but limits the active roster to 15 players on game day. The season runs from November through March.

Player Development

In the past decade, the Club has built a player development and scouting system based on a program-wide applied approach to player evaluation, instruction and coaching. In addition to providing a source of talent for the Oxford City rosters, the Club’s player development efforts also enhance its ability to obtain players in transfers with other teams. Oxford City FC in England employs independent scouts in their player development program. The scouts are evaluated in part by the success of the prospects they find.

The Club’s player development efforts are based on a standardized approach to the evaluation and development of player talent. The Club’s staff of scouts is trained to assess and evaluate player talent consistently throughout the organization. In addition, the managerial and coaching staffs at all of the Club’s affiliates use instructional principles that are applied consistently at all levels of the Club’s system. The Club’s tiered system involves the establishment of an individual plan for every player in the system. The plan is intended to cover all aspects of player development, including mental and physical development and sport fundamentals. The Company’s player development program also includes the Offseason Development Program, which prepares prospects in the off-season to better prepare players for the transition to play at a higher level. Participants in the Offseason Development Program receive intensive instruction in various skills and conditioning methods.

Players from Europe and Latin American countries are an important source of talent for Oxford City and other professional clubs. Oxford City has full-time staff in the front office who are fluent in Spanish and who work closely with Latin American and European prospects, the Club’s coaching staffs and other Oxford City personnel in order to promote the development of these players. The Club provides these prospects with instruction in the English language and assistance in adjusting to cultural differences between England and their native countries. Oxford City also works with Club personnel in order to promote an understanding of cultural differences and to prevent these differences from adversely affecting player development.

The Club also owns Oxford City Nomads, which allows them to develop players that are playing at a lower but very competitive level in the Hellenic Premier League. No revenues are derived from the club-owned affiliates. A large portion of the expenses associated with all of the lower level teams, including player salaries, is paid by the Club.

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

During the regular season for Oxford City FC Jupiter City in the MASL, which typically begins in late October and extends to March is scheduled to play a total of 20 games. Half of the games are scheduled at home and half are scheduled away. For the most part, a club competes against other clubs in the same league during the regular season. However, a limited number of interleague games are scheduled through cup matches. At the end of the regular season, the first place team has an automatic bye to the Southern Division Championship, while the next two places (2nd & 3rd) play in a single elimination playoff with the winner playing the first place team in the Southern Division. The winner will then have the opportunity to play in the final four to compete for the MASL Championship.

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

Employees & Staff

We employ approximately 50 individuals both on and off the field in both full time and in the season capacities. We have offices in Oxford England and Deerfield Beach Florida. We consider relations with our employees to be good.

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

Oxford City 3G Training Facility

The Facility contains multiple grass fields, one state of the art 3G turf field, and several net ball courts. The Facility has numerous function rooms, classrooms, kitchen, and clubhouse facilities. All of these facilities have the potential to benefit from an improved Oxford City Stadium, increasing rental income for our company.

CIT University

We have worked with experts to design and complete the first Certificate Program, Associates Degree Program, Bachelors Degree Program, and Masters Degree Program in Sports Management, which we plan to partner with an accredited university to deliver the degree programs globally online.

Below is the tuition fees we hope to obtain for each degree program.

Tuition Fees Breakdown

Certificate $999.99 + 49.99 registration fee

Associates $1999.99 + 99.99 registration fee

Bachelors $4,999.99 + 149.99 registration fee

Masters $9,999 + 199.99 registration fee

Joint Venture DMV Technology Projects

On July 10, 2014, we signed a joint venture agreement with Z-Square Technology, LLC for the development of knowledge testing for Washington DC departments of motor vehicles. We are to provide funding and Z-Square is required to create, develop and manage the technology operated by the joint venture. We own 50% of the joint venture and Z-Square owns the other 50%, which is to be named CIT University’s Knowledge Testing Washington DC DMV for NCDL & CDL (LN1-LN2). Under the agreement, we are required to invest $100,000 into the project. Upon completion of the project, the Joint Venture is required to distribute the original capital invested of $100,000 plus $15,000 for a total of $115,000. We have received the $115,000 as stipulated in the agreement.

We signed an additional agreement on November 23, 2014 with Z-Square for the US Virgin Island under the same structure above, except that we are to invest $150,000. The name of the joint venture is CIT University’s Knowledge Testing Virgin Islands DMV for NCDL& CDL. Upon completion of the project, the Joint Venture is required to distribute the original capital invested of $150,000 plus $15,000 for a total of $165,000. We have only received $50,000 from Z-Square, but the rest of the money is in default. In May 2015, we filed a lawsuit against Z Square Technology, Inc. and Syed Gilani. We are in the process of obtaining a default against defendant Z Square Technology, Inc.

Oxford City Sports College

We also own Oxford City Sports College in England. The location is based at the Oxford City Football Club stadium. This sports college thrives on providing student-athletes a comprehensive year-round curriculum administered in collaboration with the most well respected and accomplished firms in both football and academics. Our goal is to provide student-athletes superb education and extraordinary football training.

Oxford City Milestones

September 23, 2014

CIT University completes the preparation of content for their Master Degree Program in Sports Management.

September 15, 2014

Oxford City Football Club, Inc. wins company of the year award and President & CEO Thomas Anthony Guerriero wins CEO/Executive of the year at the International Business Awards.

July 23, 2014

We successfully acquired the professional soccer team called the Texas Strikers, which play their games in Ford Arena in Beaumont, Texas in the Major Arena Soccer League (MASL). The team changed the name to Oxford City FC of Texas.

September 30, 2013

We successfully acquired Oxford City Basketball and Oxford City Futsal.

July 1, 2013

We ceased to be a development stage company as our principal planned operations of operating the Oxford City Football Club, commenced.

July 1, 2013

We successfully took the controlling interest in the board of Oxford City Football Club (Trading) Limited. All the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby we, as a 49% shareholder, have the right to appoint four Board members. Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of Oxford City Football Club (Trading) Limited, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Guerriero, LLC has agreed to appoint a Board Member as directed by us. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director, who is currently Colin Taylor, of the Company the authority to be the deciding vote. As a result of the Voting Agreement, we control greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, on July 1, 2013 we included the accounts of Oxford City Football Club (Trading) Limited in our consolidated financial statements.

July 1, 2013

The parties of a Share Exchange Agreement entered into an amendment that changed the consideration payable to the our CEO and Director, Mr. Thomas Guerriero from 38 shares of our Series A Convertible Preferred Stock to 38 shares of our common stock. As a result of the Share Exchange Agreement, Oxford City Football Club, LLC became our wholly-owned subsidiary and we now carry on the business of Oxford City Football Club as our primary business.

April 29, 2013

We entered into a Share Exchange Agreement with Oxford City Football Club, LLC, a Florida limited liability company, and the sole member of Oxford City Football Club, LLC, Mr. Thomas Guerriero.

March 8, 2013

Our CEO and Director, Mr. Thomas Guerriero formed Oxford City Football Club, LLC in Florida on and the entity acquired a 49% interest in the Oxford City Football Club (Trading) Limited from Oxford City Youth Football Club Ltd. Mr. Guerriero transferred 3 shares that he held in our Company to acquire the 49% interest.

Item 2. Properties

Our principal executive offices are located at 10 Fairway Drive, Suite 208, Deerfield Beach, FL 33441. Our offices are adequate for our current needs. Monthly rent is $2,437 and the lease expires on October 31, 2015.

Item 3. Legal Proceedings

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

On February 24, 2015, the Company received $75,000 in cash from Anjo of SkyLake Inc. in accordance with the Mutual Release with Artemik.

In May 2015, we filed a lawsuit against Z Square Technology, Inc. and Syed Gilani. We are in the process of obtaining a default against defendant Z Square Technology, Inc.

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

Fiscal Year Ending June 30, 2015
Quarter Ended	High $	Low $
June 30, 2015	$132	$14
March 31, 2015	$1,500	$49
December 31, 2014	$6,980	$1,500
September 30, 2014	$25,000	$5,020

Fiscal Year Ending June 30, 2014
Quarter Ended	High $	Low $
June 30, 2014	$25,000	$11,500
March 31, 2014	$11,680	$8,000
December 31, 2013	$9,000	$8,000
September 30, 2013	$9,100	$4,900

On October 9, 2015, the last sales price per share of our common stock was $10.05.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 9, 2015, we had 66,588 shares of our common stock issued and outstanding, held by 267 shareholders of record.

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

Recent Sales of Unregistered Securities

From July 1, 2014 to June 30, 2015, the Company received $1,139,995 in cash in exchange for 38,379 shares of common stock (average $26.05 per share, range from $2 per share to $5,000 per share).

On December 15, 2014, we issued 165 shares of common stock valued at $660,000 ($4,000 per share) to settle a debt of Oxford City Youth Football Club Limited in the amount of $306,599 (£195,000).

From July 1, 2014 to June 30, 2015, the Company issued 155 shares of common stock to satisfy obligations under share subscription agreements for $279,000.

From July 1, 2014 to June 30, 2015, we issued 600 shares of common stock as a stock-based compensation for the services valued at $9,000.

From July 1, 2014 to June 30, 2015 the Company issued 59 shares of common stock to investors for various fees with a fair value of $3,662.

From July 1, 2014 to June 30, 2015, we issued 1,017 shares of common stock for a common stock receivable of $25,000.

From July 1, 2015 to September 30, 2015, we received $15,000 for cash in exchange for 15,000 shares of common stock.

On June 15, 2015, we and Tarpon Bay entered into a release agreement and agreed to issue 3,074 shares of our common stock valued at $49,183 ($16 per share) and a warrant to purchase 1,927 shares of common stock valued $28,864 with an exercise price of $0.0001 per share and a legal life of 7 years.

On August 18, 2015, the Company issued 516 shares of common stock in conjunction with the 1-for-2000 reverse stock split of issued and outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock due to rounding and fractional shares.

On September 23, 2015, the Company elected to prepay various promissory notes with principal totaling $6,200,000 in 801,900 shares of common stock. The promissory notes provide that the Company may prepay the notes in common stock provided that any such prepayment will amount to 130% of the principal amount, which amount includes all accrued interest. The conversion price of our prepayment is based on the Weighted Average Price for the ten (10) trading days immediately preceding (but not including) the applicable repayment date.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 11, 2012, our Board of Directors adopted the 2012 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we may issue up to an aggregate total of 7 incentive or non-qualified options to purchase our common stock. As of June 30, 2015, we have issued 5 shares of our common stock under the Plan. These 5 shares were issued in 2012.

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

Results of Operations for the Years Ended June 30, 2015 and 2014.

Our operating results for the years ended June 30, 2015 and 2014 are summarized as follows:

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
		(restated)
Revenue	$617,139	$622,522
Cost of sales	(106,565)	(104,854)
Gross profit	510,574	517,668
Operating expenses	(7,576,661)	(9,721,924)
Loss on debt settlement	(317,253)	-
Loss on issuance of promissory note	(211,908)
Change in fair value of derivative liability	147,133	-
Amortization on debt discount	(205,359)	-
Impairment of market securities	(10,000)	-
Impairment of intangible asset	(25,000)	-
Finance charge on investment	75,000	-
Gain on disposal of investment	30,000	-
Valuation allowance on investment	(190,000)	-
Finance expense	(7,397)	-
Gain on re-measurement of equity	-	10,600
Net loss	(7,780,871)	(9,193,656)
Net income (loss) attributed to non-controlling interest	337,720	149,996
Net loss attributable to Oxford City Football Club, Inc.	$(7,443,151)	$(9,043,660)

Revenues

Our revenues are derived from Oxford City Football Club, Oxford City Nomads, Oxford City Futsal and Oxford City FC Basketball which is operated by Oxford City Football Club (Trading) Limited in United Kingdom and Oxford City FC of Texas which is operated by Oxford City Football Club Inc. in the United States.

Our revenue decreased by $5,383 for the year ended June 30, 2015, as compared with the year ended June 30, 2014.

Ticket, concessions and merchandise sales for the years ended June 30, 2015 and 2014 were $97,375 and $67,967, respectively. Ticket prices for regular season home games during the 2014-2015 season approximately ranged from $18.73 to $10.22 per game and the average ticket price is $14.47. Oxford City FC of Texas had a contract with Ticketmaster, a national ticket outlet, for single game tickets sales other than tickets sold onsite at Fords Arena. Ticket prices for regular season home games during the 2014-2015 approximately ranged from $10.00 to $15.00 per game and the average ticket price is $12.50.

We have the exclusive right to operate all Oxford City Stadium concessions, including private room and catering, and to receive all concession revenues

Advertising and corporate sponsorship revenue in the UK for the years ended June 30, 2015 and 2014 were $57,600 and $94,517, respectively, $28,212 and $13,500 earned by Oxford City FC for the year ended June 30, 2015 and 2014, respectively.

Many Oxford City FC games are broadcast on local radio on BBC Radio. In 2015, there will be a total of 42 games in England. There will be 21 regular season games at home and 21 away games. In addition there will be FA Cup Qualifying matches and potentially FA CUP and playoff games.

We typically coordinate the sale of advertising with the sale of advertising at locations in both Oxford City Stadium in England, including space on the main scoreboard, ancillary scoreboards, outfield walls and concourse signage. Advertising is sold in game programs and on the Club’s Internet website. We also license the Club’s name and logo in connection with corporate sponsorships and promotions globally. We have increased the advertising and corporate sponsorship revenue significantly.

Rental income of venue for the years ended June 30, 2015 and 2014 were $418,648 and $424,484, respectively. We expect that the revenue generated from Oxford City Stadium and the Oxford City 3G Training Facility will increase significantly in 2015. During the calendar year of 2015 we expect to initiate new ground improvements to the Oxford City Stadium. A new 3G turf field is expected to increase rental income by at least 50% according to our projections. The ground improvements is dependent on us receiving final approval from the Oxfordshire County Council. In addition, we are planning to establish one of the largest indoor sports facilities in all of Oxfordshire. This new facility will be the home to both Oxford City Futsal and Oxford City Basketball. The facility will also provide several additional fields, offices, and a restaurant that are expected to increase rental income.

Prize money revenue for the years ended June 30, 2015 and 2014 were $15,304 and $22,054, respectively.

Cost of Sales

Our cost of sales increased by $1,711 for the year ended June 30, 2015, as compared with the year ended June 30, 2014. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club.

Operating Expenses

Our expenses for the years ended June 30, 2015 and 2014 are outlined in the table below:

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
		(restated)
General and administrative	$853,161	$1,624,047
Amortization	8,437	500,964
Depreciation	26,676	18,276
Advertising	93,280	36,129
Event expenses	492,761	86,177
Bad debt	-	21,302
Salaries and wages	677,821	391,203
Software development	-	1,341
Officer compensation	5,111,500	3,706,697
Professional fees	300,363	173,984
Stock-based fees	12,662	3,161,804
Total	$7,576,661	$9,721,924

Our operating expenses decreased by $2,145,263 for the year ended June 30, 2015 as compared with the year ended June 30, 2014. Our decrease in operating expenses is largely attributable to an increase in event expenses, advertising, professional fees, officer compensation and salaries and wages, offset by a decrease in general and administrative, amortization, and stock-based fees.

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

General and administrative expenses have decreased due to decreases in promotion, subcontractor and travel costs. Much of the decrease in general and administrative expenses can be attributed to startup costs for Oxford City of Texas FC in the period ended June 30, 2014.

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

Officer compensation relates to a consulting agreement we have with Mr. Thomas Guerriero. The total expense related to this agreement was $5,111,500 and $3,706,697 for the years ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014, $8,132,337 and $3,454,837 of total officer compensation was unpaid and recorded as payable, respectively.

Professional fees comprise audit and legal costs for SEC compliance, fees related to evaluating acquisitions and for litigation.

We anticipate that we will incur approximately $90,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

As a result of a decrease in operating costs and other expenses, our net loss for the year ended June 30, 2015 was $7,780,871 compared to net loss of $9,193,656 for the year ended June 30, 2014.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	June 30, 2014
		(restated)
Current Assets	$219,368	$1,441,298
Current Liabilities	$8,608,862	$3,823,692
Working Capital (Deficit)	$(8,389,494)	$(2,382,394)

Cash Flows

	Year Ended June 30, 2015	Year Ended June 30, 2014
		(restated)
Cash used in Operating Activities	$(2,120,443)	$(3,768,544)
Cash used in Investing Activities	$(82,512)	$(180,545)
Cash provided by Financing Activities	$1,144,378	$5,222,314
Foreign exchange loss	$(28,129)	$(18,956)
Increase (Decrease) in Cash	$(1,086,706)	$1,254,269

Cash Used In Operating Activities

Our net loss for the year ended June 30, 2015 was the main contributing factor for our negative operating cash flow, offset mainly by the loss on debt settlement of $317,253 and increase in officer compensation payable of $4,677,500. The officer compensation payable is due in accordance a consulting agreement with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. On September 23, 2015, the Agreement was amended to cancel and remove from the accounting records of the Company all accruing compensation, including officer compensation payable of $8,132,337 recorded in the consolidated balance sheet at June 30, 2015, and to provide for an annual compensation of $500,000 per annum payable in monthly installments.

Cash from Investing Activities

We used $82,512 in cash for the year ended June 30, 2015 for investment activities. Significant investing activities include $25,000 for the purchase of the Oxford City FC of Texas franchise, $28,000 for online course development, $85,000 for investment in a joint venture project and $75,000 for recovery of investment in ANJO in SkyLake, Inc.

Cash from Financing Activities

We generated $1,152,385 in cash from the issuance of common stock during the year ended June 30, 2015.

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

On June 15, 2015, however, we and Tarpon entered into a release agreement and agreed to terminate the Equity Purchase Agreement and promissory note associated with the financing. As consideration, we agreed to issue to Tarpon: (i) 3,074 shares of its common stock valued at $49,183 ($16 per share) and (ii) a warrant to purchase 1,927 shares of common stock valued at $28,864 with an exercise price of $0.0001 per share and a legal life of 7 years.

If we are unable to find alternative sources of funding we may need to scale back our operations until such time as we have sufficient revenue to support increased operations. We currently have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. We require additional working capital to fund our business and to cover our payroll and other expenses.

Going Concern

At June 30, 2015, we had deficit accumulated of $21,555,578 and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of June 30, 2015. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

We recognize revenue from the following sources:

i)	Executive Training Program revenue is recognized as the services are performed.

ii)	Hourly rental of facilities is recognized as the rental occurs.

iii)	Admission to sporting events is recognized as the event occurs.

iv)	Food and beverages revenue is recognized on sale.

iv)	Sponsorship revenue is recognized ratably over the period of the agreement.

Impairment of Long-lived Assets – The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the year ended June 30, 2015.

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

Promissory Notes

i) Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

ii) Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

– A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount,

– Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

– Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Note 8). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

iii) Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) – Income Statement – Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s financial statements and disclosures.

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

2580 Anthem Village Drive
Henderson, NV 89052
702.707.3970
www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oxford City Football Club, Inc.

Deerfield Beach, FL

We have audited the accompanying consolidated balance sheets of Oxford City Football Club, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford City Football Club, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 16, the consolidated financial statements for the year ended June 30, 2014 have been restated. We audited the adjustments described in Note 16 that were applied to restate the 2014 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ RBSM, LLP
RBSM, LLP
October 21, 2015
Henderson, Nevada

New York, NY Washington, DC San Francisco, CA Las Vegas, NV Kansas City, KS India Greece China

Member of ANTEA International with offices worldwide

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
		(restated)
ASSETS
Current assets:
Cash	$172,653	$1,259,359
Accounts receivable	14,070	21,395
Due from Academy of Healing Art, Message and Facial Skin Care, Inc.	—	62,895
Inventory	13,286	10,217
Prepaid expenses	19,359	77,432
Investment in WENR, Corp.	—	10,000
Total current assets	219,368	1,441,298
Property and equipment, net	65,208	959,361
Oxford City Basketball League membership, net	—	8,437
Premier Arena Soccer League membership, deposit	10,000	10,000
Online course development	128,000	100,000
Total assets	$422,576	$2,519,096

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$176,722	$100,903
Officer compensation payable	8,132,337	3,454,837
Deferred revenue	5,968	—
Deposits	10,000	—
Loan payable	27,495	32,186
Due to related parties	256,340	219,316
Long-term debt, current portion	—	16,450
Total current liabilities	8,608,862	3,823,692
Promissory note(net of discount $2,351,872 and $0, respectively) – related party	248,128	—
Long-term debt, net of current portion	—	732,758
Total liabilities	8,856,990	4,556,450

Deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	—	—
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2 and 2 respectively	—	—
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 42 and 42, respectively	—	—
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 51,072 and 7,623, respectively	5	1
Additional paid-in capital	14,027,970	11,953,930
Stock payable	288,641	564,591
Shares subscription receivable	(20,000)	—
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(95,569)	(87,522)
Accumulated deficit	(21,555,578)	(14,112,427)
Total stockholders’ deficit	(7,355,869)	(1,682,765)
Non-controlling interest	(1,078,545)	(354,589)
Total deficit	(8,434,414)	(2,037,354)
Total liabilities and Deficit	$422,576	$2,519,096

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended June 30, 2015	For the year ended June 30, 2014
		(restated)

Sales	$617,139	$622,522
Cost of sales	106,565	104,854
Gross profit	510,574	517,668

Operating expenses:
General and administrative	853,161	1,624,047
Amortization	8,437	500,964
Depreciation	26,676	18,276
Bad debt expenses	—	21,302
Advertising	93,280	36,129
Event expenses	492,761	86,177
Salaries and wages	677,821	391,203
Software development	—	1,341
Officer compensation	5,111,500	3,706,697
Professional fees	300,363	173,984
Stock-based fees	12,662	3,161,804
Total operating expenses	7,576,661	9,721,924

Other income (loss):
Loss on debt settlement	(317,253)	—
Loss on issuance of promissory note	(211,908)	—
Change in fair value of derivative liability	147,133	—
Amortization on debt discount	(205,359)	—
Impairment of marketable securities	(10,000)	—
Impairment of intangible asset	(25,000)	—
Finance income on investment in joint venture	75,000	—
Gain on disposal of investment	30,000	—
Valuation allowance on investment in joint venture	(190,000)	—
Finance expense	(7,397)	—
Gain on measurement of equity method investment in Oxford City FC (Trading) Limited	—	10,600
	(714,784)	10,600

Loss before income taxes	(7,780,871)	(9,193,656)

Provision for income taxes	—	—

Net loss	(7,780,871)	(9,193,656)

Net income attributable to non-controlling interest	337,720	149,996

Net loss attributable to Oxford City Football Club, Inc. stockholders’	(7,443,151)	(9,043,660)

Other comprehensive loss Foreign exchange translation adjustment	(8,047)	(88,341)

Comprehensive loss	$(7,451,198)	$(9,132,001)

Comprehensive loss attributable to non-controlling interest	$4,024	$44,171
Comprehensive loss attributable to Oxford City Football Club, Inc. stockholders’	$(7,447,174)	$(9,087,830)

Net loss per common share (basic and fully diluted)	$(516.14)	$(5,118.96)

Weighted average number of shares outstanding (basic and fully diluted)	15,075	1,796

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid-in	Stock	Shares	Treasury	Other comprehensive	Non-controlling	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Stock	loss	Interest	Deficit	Deficit

Balance, June 30, 2013	2	$-	-	$-	112	$-	$3,562,983	$399,236	$-	$(1,338)	$-	$-	$(5,068,767)	$(1,107,886)

Acquisition of Oxford City Football Club (Trading) Limited	-	-	-	-	-	-	-	-	-	-	819	(317,136)	-	(316,317)

Shares issued for cash	-	-	-	-	7,142	1	5,033,748	-	-	-	-	-	-	5,033,749

Stock-based compensation	-	-	2	-	51	-	974,000	-	-	-	-	-	-	974,000

Stock issued to investors for various fees	-	-	-	-	203	-	2,187,804	-	-	-	-	-	-	2,187,804

Issue of shares from stock payable	-	-	-	-	115	-	161,645	(161,645)	-	-	-	-	-	-

Shares issued to Thomas Guerriero, CEO, in exchange for the outstanding shares of Oxford City Basketball Club, Inc.	-	-	40	-	-	-	33,750	-	-	-	-	-	-	33,750

Stock payable issued for cash	-	-	-	-	-	-	-	327,000	-	-	-	-	-	327,000

Advances to Oxford City Youth Football Club Limited	-	-	-	-	-	-	-	-	-	-	-	112,543	-	112,543

Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(88,341)	-	-	(88,341)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(149,996)	(9,043,660)	(9,193,656)

Balance, June 30, 2014 (restated)	2	-	42	-	7,623	1	11,953,930	564,591	-	(1,338)	(87,522)	(354,589)	(14,112,427)	(2,037,354)

Shares issued for cash	-	-	-	-	38,379	4	1,139,991	-	-	-	-	-	-	1,139,995

Issue of shares from stock payable	-	-	-	-	155	-	279,000	(279,000)	-	-	-	-	-	-

Stock payable issued for cash	-	-	-	-	-	-	-	3,050	-	-	-	-	-	3,050

Stock issued from shares receivable	-	-	-	-	1,017	-	25,000	-	(20,000)	-	-	-	-	5,000

Stock issued to pay advances of Oxford City Youth Football Club Limited	-	-	-	-	165	-	660,000	-	-	-	-	(386,236)	-	273,764

Stock issued to investors for various fees	-	-	-	-	59	-	3,662	-	-	-	-	-	-	3,662

Stock-based compensation	-	-	-	-	600	-	9,000	-	-	-	-	-	-	9,000

Transaction costs incurred in conjunction with the Equity Purchase Agreement	-	-	-	-	-	-	(120,660)	-	-	-	-	-	-	(120,660)

Stock issued for settlement of note payable	-	-	-	-	3,074	-	49,183							49,183

Issue of warrant on settlement of note payable	-	-	-	-	-	-	28,864							28,864

Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(8,047)	-	-	(8,047)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(337,720)	(7,443,151)	(7,780,871)

Balance, June 30, 2015	2	$-	42	$-	51,072	$5	$14,027,970	$288,641	$(20,000)	$(1,338)	$(95,569)	$(1,078,545)	$(21,555,578)	$(8,434,414)

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2015	For the year ended June 30, 2014
		(restated)

Cash flows from operating activities:
Net loss	$(7,780,871)	$(9,193,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,676	18,276
Amortization	8,437	500,964
Bad debt expense	-	21,302
Stock-based fees	12,662	3,161,804
Finance income on investment in joint venture	(75,000)	-
Non cash finance expense	7,397	-
Gain on sale of investment	(30,000)	-
Valuation allowance on investment in joint venture	190,000	-
Gain on re-measurement of equity investment	-	(10,600)
Impairment of investments in marketable securities	10,000	-
Impairment of intangible asset	25,000	-
Loss on debt settlements	317,253	-
Loss on issuance of promissory note	211,908
Amortization on debt discount	205,359	-
Change in fair value of derivative liability	(147,133)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,632)	24,125
Decrease (increase) in advances due from Academy of Healing Art, Message and Facial Skin Care, Inc.	74,040	(62,895)
Increase in inventory	(3,860)	-
Decrease (increase) in prepaid expense	58,073	(72,139)
Increase in officer compensation payable	4,677,500	2,213,643
Increase (decrease) in accounts payable and accrued liabilities	82,180	(344,908)
Increase (decrease) in deferred revenue	5,968	(10,000)
Increase in deposits	10,000	—
Decrease in due to related parties	(2,400)	(14,460)
Net cash used in operating activities	(2,120,443)	(3,768,544)

Cash flows from investing activities:
Purchase of fixed assets	(19,512)	(219,035)
Online course development	(28,000)	(100,000)
Oxford City Football club membership	(25,000)	-
Major Soccer Arena League membership	-	(10,000)
Investment in WENR, Corp.	-	(10,000)
Recovery of investment in ANJO of SkyLake, Inc.	75,000	-
Investment in joint venture	(85,000)	-
Cash received from acquisition of Oxford City Football
Club (Trading) Limited and Anjo of SkyLake, Inc.	-	158,490
Net cash used in investing activities	(82,512)	(180,545)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,152,385	5,360,750
Advance by related party	54,040	13,869
Payments to related party	-	(30,045)
Payments to loan payable	(2,218)	(3,252)
Promissory note, related party	20,000	—
Payments to non-controlling interest	(79,829)	(119,008)
Net cash provided by financing activities	1,144,378	5,222,314

Foreign exchange gain (loss)	(28,129)	(18,956)

Net change in cash	(1,086,706)	1,254,269

Cash, beginning of period	1,259,359	5,090

Cash, end of period	$172,653	$1,259,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Promissory note issued for equity financing	$125,000	$-
Derecognition of long-term debt	$732,758	$-
Intangible asset	$-	$509,401
Derecognition of Property, Plant and Equipment	$883,086	$-
Property, Plant and Equipment acquired from acquisition of ANJO of SkyLake, Inc.	$-	$870,319
Long-term debt assumed from acquisition of ANJO of SkyLake, Inc.	$-	$743,600

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Oxford City Football Club, Inc. (the “Company” or “Oxford City”) is engaged in a vertically integrated growth strategy across a spectrum of sectors which includes professional sports teams, academic institutions, media and entertainment and property management. Oxford City has been a publicly listed company since 2009 and was incorporated in 2003.

Effective July 1, 2013, all the stockholders and directors of Oxford City Football Club (Trading) Limited entered into a Voting Agreement whereby Oxford City Football Club, LLC, a 49% shareholder, has the right to appoint four Board members, Guerriero, LLC, a company which our CEO and director is the sole member and 1% shareholder of the Company, has the right to appoint one Board member and Oxford City Youth Football Club Limited, a 50% shareholder, has the right to appoint five Board members. Oxford City Football Club, LLC is a 100% owned subsidiary of the Company. Guerriero, LLC has agreed to appoint a Board Member as directed by the Company. In the case of all and any ties in voting of the Board of Directors, the Directors have agreed to give the Managing Director of the Company the authority to be the deciding vote. The Company has the ultimate right to select the Managing Director. As a result of the Voting Agreement, the Company controls greater than 50% of the votes on the Board of Directors of Oxford City Football Club (Trading) Limited. In accordance with ASC 810, the Company on July 1, 2013 includes the accounts of Oxford City Football Club (Trading) Limited in its consolidated financial statements.

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

On April 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMX Group, Inc., a Nevada corporation (“WMX Private Co.”), and SKGI Acquisition Corp., Nevada corporation, and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into WMX Private Co. (the “Merger”) with the filing of the Articles of Merger with the Nevada Secretary of State on May 1, 2012 and became a wholly-owned subsidiary of the Company. In accordance with the terms of the Merger Agreement, at the closing an aggregate of 13 shares of the Company’s common stock was issued to the holders of WMX Private Co.’s common stock in exchange for their shares of WMX Private Co. WMX Private Co. was incorporated on January 18, 2011 in the Province of New Brunswick, Canada as World Mercantile Exchange, Ltd. and subsequently changed its name to WMX, Group, Inc. and re-domiciled to the State of Nevada.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PREPARATION

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated. The Company and its subsidiaries will be collectively referred to herein as the “Company”. The significant subsidiaries of the Company include Oxford City Football club, LLC, Oxford City Football Club (Trading) Limited, Oxford City Basketball Club, Inc. CIT University, A Christian Institution, Inc. and Oxford City Broadcasting Network, Inc.

Segment Reporting - The Company operates in two geographic segments in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. The Company’s Chief Executive Officer has been identified as the chief operating decision maker.

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

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. At June 30, 2015, cash comprised $41,029 (2014 - $1,151,584) held in a bank in the United States and £83,746 ($131,624) (2014 - £63,293) ($107,775)) held in a bank in the United Kingdom. Cash held in a bank in the United States is insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000.

Allowance for doubtful accounts – The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At June 30, 2015 and 2014, the allowance for doubtful accounts amounted to $0 and $0, respectively.

Inventory – Inventory comprises finished goods held for sale and is stated at the lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $0 at June 30, 2015 (June 30, 2014 - $0).

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

Foreign Currency Translation - The functional currency of our subsidiary in the United Kingdom is the local currency. Assets and liabilities are translated to US dollars at period-end exchange rates (1.57 and 1.70 at June 30, 2015 and 2014, respectively), and our consolidated statements of operations and cash flows are translated at average exchange rates during the reporting periods (1.58 and 1.63 for the years ended June 30, 2015 and 2014, respectively). Resulting translation adjustments are recorded in accumulated other comprehensive loss, a separate component of stockholders' deficit. A component of accumulated other comprehensive loss will be released into income when the Company executes a partial or complete sale its investment.

Impairment of Long-lived Assets - The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. During the years ended June 30, 2015 and 2014, the Company recognized an impairment loss of $25,000 and $0, respectively.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. During the years ended June 30, 2015 and 2014, common stock equivalents were anti-dilutive due to net losses of the Company and were not considered in the computation.

Promissory Notes

i) Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

ii) Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

– A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount,

– Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

– Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Note 8). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

iii) Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

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

Fair value of financial instruments –

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The Company’s financial instruments consist of cash, accounts receivable, investment in joint venture, accounts payable, accrued liabilities, loan payable, due to related parties and promissory note. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. Promissory notes and derivative liabilities are measured at fair value based on “Level 3” inputs on the Company’s consolidated balance sheet as of June 30, 2015.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $21,555,578 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2015 and 2014.

	2015	2014
Building and improvements	$-	$651,008
Land	-	233,770
Furniture and equipment	92,452	77,781
Computer equipment	18,060	11,076
Leasehold improvements	10,854	10,854
	121,366	984,489
Less: accumulated depreciation	56,158	25,128
	$65,208	$959,361

Depreciation expense for the years ending June 30, 2014 and 2013 was $26,676 and $18,276, respectively.

5.	DUE FROM ACADEMY OF HEALING ART, MASSAGE AND FACIAL SKIN CARE, INC.

Advances to Academy of Healing Art, Massage and Facial Skin Care, Inc. are non-interest bearing, unsecured and have no specific terms of repayment. Advances outstanding are $0 and $62,895 at June 30, 2015 and 2014, respectively. The advance due to the Company at June 30, 2014 was paid in cash.

6.	INVESTMENT IN JOINT VENTURE

On July 10, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $100,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $100,000 plus $15,000 for a total of an $115,000. On October 21, 2014, the Company received $115,000 and the Joint Venture ended in accordance with the terms of the agreement. During the year ended June 30, 2015, a gain on disposal of investment of $15,000 is recorded in the consolidated statements of operations related to this Joint Venture Agreement.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 23, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $150,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $150,000 plus $15,000 for a total of $165,000. On February 6, 2015 the Company received $50,000. As of June 30, 2015, the outstanding net balance of investment in Joint Venture is $0 (net of valuation allowance of $190,000). During the year ended June 30, 2015, a gain on disposal of investment of $15,000, finance income of $75,000 and valuation allowance of $190,000 are recorded in the consolidation statements of operations related to this Joint Venture Agreement.

In May 2015, we filed a lawsuit against Z Square Technology, Inc. and Syed Gilani. We are in the process of obtaining a default against defendant Z Square Technology, Inc.

7.	INVESTMENT IN ANJO OF SKYLAKE, INC.

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

Assets and Liabilities the Company has deconsolidated as of July 1, 2014

Current assets
Accounts receivable	$10,076
Non-current assets
Property and equipment	883,086
Current liabilities
Accounts payable and accrued liabilities	(16,450)
Non-current liabilities
Long-term debt	(732,758)
Net assets deconsolidated at July 1, 2014	143,954
Net recoveries during the three months ended September 30, 2014	(8,745)
Loss on debt settlement	(60,209)
Cash received from Anjo of SkyLake, Inc.	(75,000)
Carrying value of Investment in Anjo SkyLake, Inc. at December 31, 2014	$-

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

On February 24, 2015, the Company received $75,000 in cash from Anjo of SkyLake Inc. in accordance with the Mutual Release with Artemik.

8.	INTANGIBLE ASSETS

(i) Oxford City Football Club trade name

Oxford City Football Club trade name was acquired on July 1, 2013 for $475,651. The trade name is amortized on a straight-line basis over 12 months. The trade name of $0 (intangible assets of $475,651 less accumulated amortization of $475,651) and $0 are recorded on the consolidated balance sheet at June 30, 2015 and 2014, respectively.

(ii) Oxford City Basketball League membership

Oxford City Basketball League membership was acquired on October 1, 2013 for $33,750. The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 40 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750. The membership of $0 (intangible assets of $33,750 less accumulated amortization of $33,750) and $8,437 are recorded on the consolidated balance sheet at June 30, 2015 and 2014, respectively.

(iii) MASL Major Arena Soccer League

On April 22, 2014, the Company paid a $10,000 deposit to reserve the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Tarpon Arena Soccer League. An additional $20,000 per team is due in the season which begins play. The deposits expire on April 2, 2016.

On July 15, 2014, the Company paid $25,000 to acquire the franchise rights for the Oxford City FC of Texas. At June 30, 2015, the franchise rights was fully impaired due to the Company’s inability to formally secure an official home stadium. In the consolidated statements of operations the Company recorded an impairment of intangible asset of $25,000.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended June 30, 2015, the Company expended an additional $28,000 for development of the online learning platform and course content.

At June 30, 2015 and 2014, the carrying value of the online course development asset is $128,000 and $100,000, respectively.

9.	PROMISSORY NOTES

In conjunction with the Equity Purchase Agreement (note 12) the Company issued a promissory note (“Note”) to Tarpon Bay Partners LLC (“Tarpon”) for $125,000, due on March 31, 2015, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $125,000 of transaction costs (less recovery of $4,340) are treated as a reduction in additional paid-in capital since the transaction costs related to equity financing.

On April 27, 2015, the promissory note was amended (“Amended Note”) as follows: (a) the Note and accrued interest is convertible into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price for the 30 trading days preceding the conversion date and (b) the maturity date is extended to December 31, 2016. The Amended Note was recorded, at inception, at a fully accreted value of $189,139 less unamortized debt discount of $189,139. Additional, the Amended Note was accounted for in accordance with ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liability has been measured at fair value of $343,368 and $196,235 at April 27, 2015 and June 15, 2015, respectively, using the Black-Scholes model. The input into the Black-Scholes models are as follows:

Conversion Price	$0.0039 - $0.0063
Risk free rate	0.05% - 0.072%
Expected volatility	181% - 205%
Dividend yield	0%
Expected life	1.55 – 1.68 years

As a result of the Amended Note, the Company recorded a loss on extinguishment of debt of $210,971.

On June 15, 2015, however, the Company and Tarpon entered into a release agreement and agreed to terminate the Equity Purchase Agreement, the Note and Amended Note. As consideration, the Company agreed to issue to Tarpon:

(i)	3,074 shares of its common stock valued at $49,183 ($16 per share).

(ii)

A warrant to purchase 1,927 shares of common stock valued $28,863 with an exercise price of $0.0001 per share and a legal life of 7 years. Input into the Black-Scholes model: risk free interest (2.11%), expected volatility (188%), expected life (7 years), no dividends, exercise price ($0.0001).

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the release agreement and mutual release of claims, the Company recorded loss on extinguishment of $307,328, amortization of debt discount of $189,139 and change in fair value of derivative liability of $147,133.

On June 25, 2015, the Company issued a discounted promissory note of $2,000,000 for total proceeds of $20,000 in cash and a principal amount of $2,000,000 bearing a 15% annual interest rate and maturing June 25, 2017, to Nick Havas, a shareholder of the Company. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date. At June 30, 2015, the Note is recorded at a fully accreted value of $2,600,000 less unamortized debt discount of $2,351,872. This discounted promissory note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. See Note 13.

Opening balance at June 30, 2014	$0
Cash advanced – June 25, 2015	20,000
Loss on issuance of promissory note	211,908
Fair value of the promissory note – June 25, 2015	231,908
Accretion of debt discount	16,220
Closing balance at June 30, 2015	$248,128

The Company recorded interest expense of $7,397 (2014 - $0) and amortization of debt discount of $205,359 (2014 - $0) for the year ended June 30, 2015.

10.	LONG-TERM DEBT

On May 27, 2014, the Company purchased a commercial building located at 3141 S Military Trail, Lake Worth, Florida and assumed net financial assets (liabilities) of $22,360. In consideration for the building and net financial assets the Company paid $149,079 in cash and assumed a mortgage payable of $743,600. Mortgage payable matures on September 26, 2037 and is due in monthly installments of $5,930, including principal and interest at 7.99% and secured by the building. On July 1, 2014, the mortgage payable was derecognized. See Note 7.

11.	INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,528,290 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

	2015	2014
Net loss for the year	$7,780,871	$9,193,656
Adjustments:
Bad debts	-	(21,302)
Accrued payroll	(4,677,500)	(2,213,643)
Stock-based fees and compensation	(12,662)	(3,161,804)
Impairment losses and valuation allowances	(225,000)	-
Amortization of debt discount	(205,359)	-
Loss on issuance of promissory note	(211,908)	-
Change in fair value of derivative liability	147,133	-
Tax loss for the year	2,595,575	3,796,907
Estimated effective tax rate	34%	34%
Deferred tax asset	$882,496	$1,290,948

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total valuation allowance is $2,528,290 and $1,645,794 as of June 30, 2015 and 2014, respectively. Details are as follows:

	2015	2014
Deferred tax asset	$2,528,290	$1,645,794
Valuation allowance	(2,528,290)	(1,645,794)
Current taxes payable	-	-
Provision for income tax	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$171,898	2031
2012	$479,440	2032
2013	$768,047	2033
2014	$3,796,907	2034
2015	$2,595,575	2035

12.	STOCKHOLDERS’ EQUITY

On August 18, 2015, the Company approved and effected a 1-for-2000 reverse stock split of issued and outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company’s inception.

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $0.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of June 30, 2015 and 2014, 2 and 2 Series A Convertible Preferred Stock are issued and outstanding, respectively.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. As of June 30, 2015 and 2014, 42 and 42 Series B Convertible Preferred Stock are issued and outstanding, respectively.

Series A Convertible Preferred Stock have the right to cast one hundred (100) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock and provides that any one (1) share of Series A Convertible Preferred Stock are convertible into one hundred (100) shares of the Corporation’s common stock, par value $0.0001 per share.

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

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares to be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On June 30, 2015 and June 30, 2014, the Series B Convertible Preferred Stock holders are due 50,199 and 6,751 shares of common stock of the Company, respectively, for anti-dilution protection.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 20, 2013, 40 shares of Series B Convertible Preferred Stock was issued to Thomas Guerriero our Chief Executive Officer and sole director, in exchange for the transfer of the Oxford City Basketball Club league membership held by Oxford City Football Club, Inc. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750.

On January 21, 2014, the Company issued 2 shares of Series B Convertible Preferred Stock for consulting services valued at $4,000.

Common Stock - The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. As of June 30, 2015 and 2014 51,072 and 7,623 shares were issued and outstanding, respectively.

From July 1, 2014 to June 30, 2015, the Company received $1,139,995 in cash in exchange for 38,379 shares of common stock (average $26.05 per share, range from $2 per share to $5,000 per share).

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

In conjunction with the Equity Purchase Agreement (note 9) the Company issued a promissory note (“Note”) to Tarpon Bay Partners LLC (“Tarpon”) for $125,000, due on March 31, 2015, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $125,000 of transaction costs (less recovery of $4,340) are treated as a reduction in additional paid-in capital since the transaction costs related to equity financing.

On April 27, 2015, the promissory note was amended (“Amended Note”) as follows: (a) the Note and accrued interest is convertible into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price for the 30 trading days preceding the conversion date and (b) the maturity date is extended to December 31, 2016. The Amended Note was recorded, at inception, at a fully accreted value of $189,139 less unamortized debt discount of $189,139. Additionally, the Amended Note was accounted for in accordance with ASC 815. The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liability has been measured at fair value at April 27, 2015 and June 15, 2015 using the Black-Scholes model. The input into the Black-Scholes models are as follows:

Conversion Price	$0.0039 - $0.0063
Risk free rate	0.05% - 0.072%
Expected volatility	181% - 205%
Dividend yield	0%
Expected life	1.55 – 1.68 years

As result of the Amended Note, the Company recorded a loss on extinguishment of debt of $210,971.

On June 15, 2015, however, the Company and Tarpon entered into a release agreement and agreed to terminate the Equity Purchase Agreement, the Note and Amended Note. As consideration, the Company agreed to issue to Tarpon:

(iii)	3,074 shares of its common stock valued at $49,183 ($16 per share).

(iv)

A warrant to purchase 1,927 shares of common stock valued $28,864 with an exercise price of $0.0001 per share and a legal life of 7 years. Input into the Black-Scholes model: risk free interest (2.11%), expected volatility (188%), expected life (7 years), no dividends, exercise price ($0.0001).

As a result of the release agreement and mutual release of claims, the Company recorded gain on extinguishment of $307,328, amortization of debt discount of $189,139 and change in fair value of derivative liability of $147,133.

On December 15, 2014, the Company issued 165 shares of common stock valued at $660,000 ($4,000 per share) to settle a debt of Oxford City Youth Football Club Limited in the amount of $306,599 (£195,000). As a result, the Company recorded a loss on debt settlement of $353,401. Oxford City Youth Football Club Limited is a 50% shareholder of Oxford City Football Club (Trading) Limited.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From July 1, 2014 to June 30, 2015, the Company issued 155 shares of common stock to satisfy obligations under share subscription agreements for $279,000.

From July 1, 2013 to June 30, 2014, the Company received $4,500 in cash in exchange for 2 shares of common stock ($5,000 per share), received $7,000 in cash in exchange for 4 shares of common stock ($2,300 per share), received $2,062,720 in cash in exchange for 1,030 shares of common stock ($2,000 per share), received $90,000 in cash in exchange for 50 shares of common stock ($1,800 per share), received $5,000 in cash in exchange for 3 shares of common stock ($1,740 per share), received $210,000 in cash for 150 shares of common stock ($1,400 per share), received $10,000 in cash in exchange for 8 shares of common stock ($1,340 per share), received $833,500 in cash in exchange for 833 shares of common stock ($1,000 per share), received $40,000 in cash for exchange for 44 shares of common stock ($880 per share), received $163,000 in cash for exchange for 200 shares of common stock ($820 per share), received $5,000 in cash in exchange for 8 shares of common stock ($660 per share) and received $1,415,000 in cash for 4,700 shares of common stock ($300 per share).

From July 1, 2013 to June 30, 2014, the Company issued 188 of common stock to satisfy obligations under share subscription agreements for $343,230.

On August 9, 2013, the Company issued 38 shares of common stock valued at $6,445 to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

Stock Payable

From July 1, 2014 to June 30, 2015, the Company received $3,050 in cash in exchange for a common stock payable of 2 shares of common stock (an average of $2,000 per share).

From July 1, 2013 to June 30, 2014, the Company received $327,000 in cash in exchange for a common stock payable of 147 shares of common stock ($2,224 per share).

Stock Receivable

From July 1, 2014 to June 30, 2015, the Company issued 1,017 shares of common stock for a common stock receivable of $25,000 out of which $5,000 has been received and a balance of $20,000 is receivable as at June 30, 2015.

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

Treasury Stock

As of June 30, 2015 and 2014, the Company has a treasury stock balance of $1,338.

Stock-based Compensation

From July 1, 2014 to June 30, 2015, the Company issued 600 shares of common stock as stock-based compensation for the services valued at $9,000.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From July 1, 2014 to June 30, 2015 the Company issued 59 shares of common stock to investors for various fees with a fair value of $3,662.

From July 1, 2013 to June 30, 2014 the Company issued 203 shares of common stock to investors for various fees with a fair value of $2,187,804.

On May 21, 2014, the Company issued 1 share of common stock of the Company for services valued at $20,000 ($20,000 per share).

On June 4, 2014, the Company issued 50 shares of common stock of the Company for services valued at $950,000 ($19,000 per share).

13.	Related Party transactions

At June 30, 2015 and 2014, $256,340 and $219,316, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

The Company entered into a commercial lease with Nick Havas, a specified shareholder, for the period from May 1, 2014 to April 30, 2015 for a total rental amount of $85,200. The rent was prepaid in full at the inception of the lease.

On June 25, 2015, the Company issued a discounted promissory note of $2,000,000 for total proceeds of $20,000 in cash and a principal amount of $2,000,000 bearing a 15% annual interest rate and maturing June 25, 2017, to Nick Havas, a specified shareholder of the Company. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date. At June 30, 2015, the Note is recorded at a fully accreted value of $2,600,000 less unamortized debt discount of $2,351,872. This discounted promissory note has been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity. See Note 9.

Opening balance at June 30, 2014	$0
Cash advanced – June 25, 2015	20,000
Loss on issuance of promissory note	211,908
Fair value of the promissory note – June 25, 2015	231,908
Accretion of debt discount	16,220
Closing balance at June 30, 2015	$248,128

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $5,111,500 and $3,706,697 for the year ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014, $8,132,337 and $3,454,837 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013 and 2014, the Company executed consulting agreements (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2015 and will receive $3,000 per month for services rendered. The total expense related to this Agreement was $36,000 and $21,000 for the years ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, $3,000 and $0 of total compensation was unpaid and recorded as payable.

14.	GEOGRAPHIC SEGMENTS

Reconciliation of revenues for the year ended June 30, 2015 and long-lived assets at June 30, 2015 by country.

	Revenues	Long-lived assets
United States	$69,390	$161,992
United Kingdom	547,749	41,216
Consolidated total	$617,139	$203,208

Revenues are attributed to countries based on the location of the customers.

15.	SUBSEQUENT EVENTS

On August 18, 2015, the Company approved and effected a 1-for-2000 reverse stock split of issued and outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company’s inception.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

From July 1, 2015 to September 30, 2015, the Company received $15,000 for cash in exchange for 15,000 shares of common stock.

On August 18, 2015, the Company issued 516 shares of common stock in conjunction with the 1-for-2000 reverse stock split of issued and outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock due to rounding and fractional shares.

Promissory Notes

From July 2, 2015 to September 1, 2015, the Company issued discounted promissory notes with an aggregate price of $303,800 in cash with an aggregate principal amount of $2,620,000 bearing a 15% annual interest rate and maturing on the second anniversary date. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date.

From July 17, 2015 to August 28, 2015, the Company issued discounted promissory notes for consulting services received with an aggregate principal amount of $1,580,000 bearing a 15% annual interest rate and maturing on the second anniversary date. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date.

Conversion

On September 23, 2015, the Company elected to prepay various promissory notes with principal totaling $6,200,000 in 801,900 shares of common stock. The promissory notes provide that the Company may prepay the notes in common stock provided that any such prepayment will amount to 130% of the principal amount, which amount includes all accrued interest. The conversion price of our prepayment is based on the Weighted Average Price for the ten (10) trading days immediately preceding (but not including) the applicable repayment date. On October 9, 2015, the issuance of the 801,900 shares of common stock was approved by the Board of Directors and not issued by the transfer agent.

Consulting Agreement

On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. On September 23, 2015, the Agreement was amended to cancel and remove from the accounting records of the Company all accruing compensation, including officer compensation payable of $8,132,337 recorded in the consolidated balance sheet at June 30, 2015, and to provide for an annual compensation of $500,000 per annum payable in monthly installments.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT

The Company has restated its consolidated balance sheet, statement of operations, statement of stockholders’ deficit and statement of cash flows for the year ended June 30, 2014 to account for the following:

1)	Reduction of accounts payable and accrued liabilities by $252,454 for liabilities of the non-controlling interest.

2)	Shares of common stock were issued to various investors which were originally disclosed as issued for anti-dilution protection and no consideration. Subsequently, the Company determined that these shares were issued for fees and reimbursements. As such, these shares were measured at their fair value of $2,187,804 on the date of issuance.

3)	Reclassification of payments to non-controlling interest from investing activities to financing activities.

4)	Reclassification of accounts payable and accrued liabilities to loan payable and long-term debt.

5)	Reclassification of operating expenses to conform to the current period presentation.

A summary of the effect of the restatements is as follows:

	As Previously Reported	Restatement Adjustments	As Restated

Consolidated Balance Sheet – June 30, 2014
Account payable and accrued liabilities	$366,401	$(265,498)	$100,903
Loan payable	$35,592	$(3,406)	$32,186
Total current liabilities	$4,092,596	$(268,904)	$3,823,692
Long-term debt	$716,308	$16,450	$732,758
Total liabilities	$4,808,904	$(252,454)	$4,556,450
Additional paid-in capital	$9,766,126	$2,187,804	$11,953,930
Accumulated deficit	$(11,924,623)	$(2,187,804)	$(14,112,427)
Non-controlling interest	$(607,043)	$252,454	$(354,589)
Total deficit	$(2,289,808)	$252,454	$(2,037,354)

Consolidated Statement of Operations - For the Year Ended June 30, 2014
General and administrative	$1,746,353	$(122,306)	$1,624,047
Advertising	$-	$36,129	$36,129
Event expenses	$-	$86,177	$86,177
Stock-based fees	$974,000	$2,187,804	$3,161,804
Net loss	$(7,005,852)	$(2,187,804)	$(9,193,656)
Net loss attributable to Oxford City Football Club, Inc.	$(6,855,856)	$(2,187,804)	$(9,043,660)
Comprehensive loss	$(6,944,197)	$(2,187,804)	$(9,132,001)

Consolidated Statement of Cash Flows - For the Year Ended June 30, 2014
Net loss	$(7,005,852)	$(2,187,804)	$(9,193,656)
Stock-based fees	$974,000	$2,187,804	$3,161,804
Decrease in accounts payable and accrued liabilities	$(333,575)	$(11,333)	$(344,908)
Net cash used in operating activities	$(3,757,211)	$(11,333)	$(3,768,544)
Payment to non-controlling interest	$(133,592)	$133,592	$-
Net cash used in investing activities	$(314,137)	$133,592	$(180,545)
Payment to loan payable	$-	$(3,252)	$(3,252)
Payments to non-controlling interest	$-	$(119,008)	$(119,008)
Net cash provided by financing activities	$5,344,574	$(122,260)	$5,222,314

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2015, De Joya Griffith, LLC notified the Company that one or more of its principals joined the accounting firm of RBSM, LLP. As a result of the transaction, on August 13, 2015, De Joya resigned as the Company’s independent registered public accounting firm and the Company engaged RBSM, LLP as the Company’s independent registered public accounting firm. The engagement of RBSM was approved by the Company’s Board of Directors.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2015 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2016: (i) appoint a financial expert to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 30, 2015.

Name	Age	Principal Positions With Us
Thomas Anthony Guerriero	39	Chief Executive Officer and Director
Philip Clark	52	Chief Financial Officer
Anthony Guerriero	68	Director of Marketing
Sven Hall	63	Director
Tony Lindsay	61	Director
Yoseph Shalev	67	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Thomas Anthony Guerriero. Oxford City FC’s President and CEO Mr. Thomas Anthony Guerriero has over fifteen years of extensive upper executive experience. Mr. Guerriero began his career in the financial markets in 1998, and soon thereafter earned the position of Senior Vice President of the securities division of First Union (FTU: NYSE), one of the largest institutions in the world with over $400 billion in client assets. After First Union was acquired by Wachovia, (WB: NYSE) Mr. Guerriero continued to build his client base and team through several institutions and think tanks, eventually etching his name in stone industry wide, by becoming the CEO of a Member Firm, TAA. There he gained the prestigious recognition of being one of the youngest individuals to ever head a member firm.

His success at TAA led him towards the second acquisition in his career, this time by High Point Capital. Mr. Guerriero’s unique ability to create unique systems both technical and fundamentally, recruit, train, mentor, and inspire individuals through his creative methodologies has led him to be known industry wide. His most recent acquisition was at the helm of Global Wealth as CEO. He was able to maximize profitability and surpass all expectations in the face of the toughest economic climate of our generation, leading towards the third acquisition of his career of Global Wealth and its Institute of Finance.

In 2011, he was nominated, accepted, and confirmed as one of the youngest into Marquis’s Who’s Who in America. Also in 2011 Mr. Guerriero became one of the youngest owners of a professional sports team. He became an owner of a professional basketball team, the Springfield Armor in the NBA D league (The NJ Nets Affiliate). In 2012 he was named to the Board of Z squared technology. Mr. Guerriero attended Graduate School at Harvard University, holds two Graduate Certificates from Boston University & University of Notre Dame, has two BA degrees from Fairleigh Dickinson University & Thomas Edison State. He has held several professional licenses over the course of his career Series 7, Series 63, Series 66, Series 24 licenses. Always looking for a challenge Mr. Guerriero is a former professional soccer player, climbed two of the seven summits, been featured in a major motion picture with Oliver Stone, been featured on television around the world, and is a published author with “How To Understand & Master The Stock Market”, “How to Understand & Master Securities Laws & Regulations” and “Plan For Crisis”.

Philip Clark. Mr. Clark is a Chartered Accountant and Certified Public Accountant with over twenty years’ experience in public accounting. Most recently he has served as the CFO for a publicly traded company American Rare Earths & Material, Corp in the sporting goods and materials application sector from 2009 to 2012. From 2005 to 2008, Mr. Clark was a senior manager and partner of Danziger Hochman Partners LLP. From 1992 to 2005, Mr. Clark was a manager, then Partner, and then Managing Partner of Mackay Landau, Chartered Accountants. He has also served as Audit Committee Chair and Director of a Canadian crown corporation. Mr. Clark has experience in accounting and auditing SEC registrants, Canadian public companies, government entities and owner-managed businesses. He articled with Ernst & Young, Chartered Accountants, and received a Bachelor of Commerce degree (Honors) from McMaster University in 1986. Mr. Clark devotes a minimum of 20% of his working time to the affairs of our Company.

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

Sven Hall. Mr. Hall has years of experience in engineering and held several positions with Saab Scania AB, Saab Training Systems AB, Saab Scania Combitech AB and Saab Wood AB from 1975 to 1987. Most recently, from 2004 to the present, he has been the CEO for Ateco, a Swedish company in the fire alarm business.

Mr. Hall does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Hall is qualified to serve on the Company’s Board of Directors because of his experience and expertise in management. His initial term shall last until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

Tony Lindsay. From 2014 to the present, Mr. Lindsay has been the owner of Silver Rain Investments LLC, a firm that helps clients locate discounted homes for investment purposes. From 2004 to the present, Mr. Lindsay has also been a real estate broker in Gig Harbor Washington.

Mr. Lindsay does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Lindsay is qualified to serve on the Company’s Board of Directors because of his experience and expertise in real estate matters. His initial term shall last until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

Yoseph Shalev. Yoseph Shalev, MD, is currently Section Head of Cardiology for Wheaton Franciscan Health Care in St. Jospeh’s Hospital, Milwaukee, WI. A primary investigator for national and international grant-funded studies and co-investigator for many others. He lectures frequently on advances in managing congestive heart failure and acute ischemic syndromes. Dr. Yoseph Shalev is a reviewer for Sports Medicine, Catheterization and Cardiovascular Diagnosis, and Journal of the American College of Cardiology. He has published original articles and presented abstracts at scientific meetings of the American College of Cardiology and the American Heart Association, as well as abroad.

Board certified in Cardiology, Interventional Cardiology and Internal Medicine, Dr. Shalev has also been Clinical Adjunct Associate Professor, Department of Medicine at the University of Wisconsin School of Medicine and Public Health, Aurora Sinai/Aurora St. Luke’s Medical Canters, in Milwaukee, Wisconsin.

Dr. Shalev holds an M.D. Degree from School of Medicine of the Hebrew University, Hadassah, Jerusalem in 1973. He completed an internship from 1973 to 1974 at Kaplan Hospital, Rehovot, Israel. He has a fellow in Cardiology, Clinical Cardiology and Interventional Cardiology from Kaplan Hospital, Rehovot, Israel, and University of Wisconsin Medical School (Milwaukee Clinical Campus), Sinai Samaritan Medical Center, Milwaukee, Wisconsin from 1984 to 1990.

Dr. Shalev does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Dr. Shalev is qualified to serve on the Company’s Board of Directors because of his experience and expertise in teaching and developing curriculum. His initial term shall last until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

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

Code of Ethics

As of June 30, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Guerriero,	2015	0	0	0	0	0	0	5,111,500		5,111,500
CEO and Director	2014	0	0	0	0	0	0	3,706,697		3,706,697

Philip Clark,	2015	0	0	0	0	0	0	36,000	(1)	36,000
CFO	2014	0	0	0	0	0	0	21,000	(1)	21,000

Diana Lovera	2015	0	0	0	0	0	0	45,180	(2)	45,180
Former COO	2014	0	0	0	0	0	0	100,397	(2)	100,397

Anthony Guerriero,	2015	0	0	0	0	0	0	0		0
Director of Marketing	2014	0	0	0	0	0	0	0		0

(1)	Mr. Clark invoiced $36,000 and $21,000 for the years ended June 30, 2015 and 2014, respectively, for services he incurred through a company in which he is a shareholder.

(2)	Ms. Lovera invoiced $34,180 and $31,133 for the years ended June 30, 2015 and 2014 for services she incurred through a company in which she is a shareholder.

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

On September 23, 2015, the Agreement was amended to cancel and remove from the accounting records of the Company all accruing compensation, including officer compensation payable of $8,132,337 recorded in the consolidated balance sheet at June 30, 2015, and to provide for an annual compensation of $500,000 per annum payable in monthly installments.

On December 1, 2013, the Company executed a consulting agreement (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2014 and will receive $3,000 per month for services rendered. The consulting agreement was renewed on December 1, 2014. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2015.

Aside from the foregoing, we have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 9, 2015, certain information as to shares of our common stock, Series A Convertible Preferred Stock and Series B Preferred Stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 10 Fairway Drive, Suite 208, Deerfield Beach, FL 33441.

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percent of Class (2)	Number of Shares Owned (1)	Percent of Class	Number of Shares Owned (1)	Percent of Class
Thomas Guerriero	74,864	(3)	52%	2	100%	40	95%
Philip Clark	-		-%	-	-%	-	-%
Anthony Guerriero	-		-%	-	-%	-	-%
All Directors and Executive Officers as a Group (1 person)	74,864		52%	2	100%	40	95%
5% Holders
Milton Barbarosh	3,729	(4)	5%	-	-	2	5%
Nick Havas	7,550		11%	-	-%	-	%
Harry Hawkins	5,000		7%	-	-%	-	%
Duane H. Klocke	5,001		7%	-	-%	-	%
George Papageorgopoulos	5,000		7%	-	-%	-	%
Nicholas C. Santoleri	5,009		7%	-	-%	-	%
William Straughn	5,000		7%	-	-%	-	%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 145,277 shares as of October 9, 2015, comprised of 66,588 shares of the Company’s common stock issued and outstanding as of October 9, 2015, 2 shares of the Company’s Series A Convertible Preferred Stock issued and outstanding as of October 9, 2015 which are convertible into 200 shares, 42 shares of the Company’s Series B Convertible Preferred Stock issued and outstanding as of October 31, 2015 which are convertible into 12,600 shares and 65,715 shares due to Series B Convertible Preferred Stock holders for anti-dilution protection.

(3)	Includes 79 shares held by Guerriero LLC, 62,586 shares Mr. Guerriero has the right to acquire under the anti-dilution provision for Series B Preferred Stock shareholders, 2 shares of Series A Convertible Stock that may be converted into 200 shares of common stock, and 40 shares of Series B Preferred Stock that may be converted into 12,000 shares of common stock.

(4)	Includes 3,129 shares he has the right to acquire under ant-dilution provision for Series B Preferred Stock shareholders and 2 shares of Series B Preferred Stock that may be converted into 600 shares of common stock.

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

Oxford City Football Club (Trading) Limited

At June 30, 2015 and 2014, $256,340 and $219,316, respectively, is due to the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

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

On December 3, 2012, we issued 2 shares of Series A Convertible Preferred Stock to Thomas Guerriero, the Corporation’s CEO and Director, in exchange for 125 shares of his common stock in the Corporation and the waiver of his 95% non-dilutive provision to maintain 95% equity at all times of the Corporation’s common stock.

We agreed to issue to Mr. Guerriero an additional 38 shares of common stock in connection with the sale of his membership interests in Oxford City Football Club, LLC. On August 9, 2013, the Company issued 38 shares of common stock valued at $6,445 to satisfy obligations under the April 29, 2013 Share Exchange Agreement.

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

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On June 30, 2015 and 2014, the Series B Convertible Preferred Stock holders are due 50,199 and 6,751 shares of common stock of the Company, respectively, for anti-dilution protection.

Series B Convertible Preferred Stock have a preference in any liquidation, dissolution or winding up of the company in an amount equal to $4 per share, plus any declared but unpaid dividends, and may, at any time after 18 months, have rights to convert each share of Series B Convertible Preferred Stock into three hundred (300) shares of common stock.

On November 20, 2013, we issued a total of 40 shares of our newly designated Series B Preferred Stock to our officer and director, Thomas Guerriero, in exchange for the transfer of his ownership in the Oxford City Basketball Club.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended June 30,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2014	34,500	0	0	0
2015	60,500	0	0	0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws(2)
3.4	Articles of Amendment to Articles of Incorporation(2)
3.5	Articles of Amendment to Articles of Incorporation(3)
3.6	Articles of Amendment to Articles of Incorporation(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on September 2, 2008

(2)	Incorporated by reference to Current Report on Form 8-K filed on July 26, 2012

(3)	Incorporated by reference to the Current Report on Form 8-K filed on December 7, 2012

(4)	Incorporated by reference to the Current Report on Form 8-K filed on March 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 19, 2015.

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

/s/ Thomas Guerriero
Thomas Guerriero
President, Chief Executive Officer and Director

/s/ Sven Hall
Sven Hall
Director

/s/ Tony Lindsay
Tony Lindsay
Director

/s/ Yoseph Shalev
Yoseph Shalev
Director

October 22, 2015

