Form 10-Q
period 2015-09-30
Oxford City Football Club, Inc.
filed 2015-11-23
CIK 1414295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,300,816 as of November 13, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015;
F-2	Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

OXFORD CITY FOOTBALL CLUB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$1,522	$172,653
Accounts receivable	28,551	14,070
Inventory	10,607	13,286
Prepaid expenses	18,227	19,359
Total current assets	58,907	219,368
Property and equipment, net	59,938	65,208
Premier Arena Soccer League membership, deposit	14,000	10,000
Online course development	128,000	128,000
Total assets	$260,845	$422,576

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$114,970	$176,722
Officer compensation payable	3,815	8,132,337
Deferred revenue	283	5,968
Deposits	10,000	10,000
Loan payable	24,842	27,495
Due to related parties	249,717	256,340
Total current liabilities	403,627	8,608,862
Promissory note (net of discount $0 and $2,351,872, respectively) - related party	-	248,128
Total liabilities	403,627	8,856,990

Deficit:
Preferred stock: $0.0001 par value; authorized 40,000,000 shares; issued and outstanding: 0 and 0, respectively	-	-
Series A Convertible Preferred Stock: $0.0001 par value; designated 10,000,000 shares; issued and outstanding: 2 and 2 respectively	-	-
Series B Convertible Preferred Stock: $0.0001 par value; designated 5,000,000 shares; issued and outstanding: 42 and 42, respectively	-	-
Common stock: $0.0001 par value; authorized 500,000,000 shares; issued and outstanding: 1,670,382 and 51,072, respectively	167	5
Additional paid-in capital	31,235,145	14,027,970
Stock payable	2,298,641	288,641
Shares subscription receivable	(30,000)	(20,000)
Treasury Stock	(1,338)	(1,338)
Accumulated other comprehensive loss	(91,042)	(95,569)
Accumulated deficit	(32,355,514)	(21,555,578)
Total stockholders' equity (deficit)	1,056,059	(7,355,869)
Non-controlling interest	(1,198,841)	(1,078,545)
Total deficit	(142,782)	(8,434,414)
Total liabilities and deficit	$260,845	$422,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Sales	$136,343	$122,777
Cost of sales	20,731	14,757
Gross profit	115,612	108,020

Operating expenses:
General and administrative	227,539	341,063
Amortization	-	8,437
Depreciation	3,791	3,127
Advertising	6,492	-
Event expenses	10,923	-
Salaries and wages	69,263	38,155
Officer compensation	1,109,589	1,511,500
Professional fees	43,397	76,628
Stock-based fees	3,580,000	-
Total operating expenses	5,050,994	1,978,910

Other income (loss):
Interest expense	(33,633)	-
Loss on extinguishment of debt	(5,343,944)	-
Amortization on debt discount	(550,495)	-
	(5,928,072)	-

Loss before income taxes	(10,863,454)	(1,870,890)

Provision for income taxes	-	-

Net loss	(10,863,454)	(1,870,890)

Net income attributable to non-controlling interest	63,520	7,597

Net loss attributable to Oxford City Football Club, Inc. shareholders’	(10,799,934)	(1,863,293)

Other comprehensive income Foreign exchange translation adjustment	4,527	7,216

Comprehensive loss	$(10,795,407)	$(1,856,077)

Comprehensive income attributable to non-controlling interest	(2,264)	(3,608)
Comprehensive loss attributable to Oxford City Football Club, Inc. shareholders’	$(10,797,671)	$(1,859,685)

Net loss per common share (basic and fully diluted)	$(200.43)	$(240.51)

Weighted average number of shares outstanding (basic and fully diluted)	54,201	7,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Cash flows from operating activities:
Net loss	$(10,863,454)	$(1,870,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,791	3,127
Amortization	-	8,437
Bad debt expense	-	-
Stock-based fees	3,580,000	-
Interest expense	33,633	-
Loss on extinguishment of debt	5,343,944	-
Amortization on debt discount	550,495	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(22,321)	(1,666)
Decrease in advances due from Academy of Healing Art, Message and Facial Skin Care, Inc.	-	74,040
Decrease (increase) in inventory	2,284	(835)
Decrease in prepaid expense	1,132	9,612
Increase in officer compensation payable	1,003,815	1,346,500
Decrease accounts payable and accrued liabilities	(52,108)	(201,797)
Decrease in deferred revenue	(5,685)	-
Increase (decrease) in due to related parties	2,634	(2,400)
Net cash used in operating activities	(421,840)	(635,872)

Cash flows from investing activities:
Purchase of fixed assets	-	(5,249)
Oxford City Football club membership	-	(25,000)
Major Soccer Arena League membership	(4,000)	-
Investment in joint venture	-	(100,000)
Net cash used in investing activities	(4,000)	(130,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	233,546
Payments to related party	(1,704)	-
Promissory notes	298,800	-
Payments to non-controlling interest	(58,047)	(116,201)
Net cash provided by financing activities	259,049	117,345

Foreign exchange loss	(4,340)	(7,233)

Net change in cash	(171,131)	(656,009)

Cash, beginning of period	172,653	1,259,359

Cash, end of period	$1,522	$603,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for promissory notes and accrued interest	$8,060,000	$-
Derecognition of long-term debt	$-	$732,758
Derecognition of property, plant and equipment	$-	$883,086
Promissory note issued for consulting services	$1,580,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	BASIS OF PREPARATION

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the Company’s annual report filed on Form 10-K for the year ended June 30, 2015.

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

Consolidation – The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated. The Company and its subsidiaries will be collectively referred to herein as the “Company”.

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

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. At September 30, 2015, cash comprised $2,613 held in a bank in the United States and £(720) ($1,091) held in a bank in the United Kingdom. Cash held in a bank in the United States is insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000.

Allowance for doubtful accounts – The Company records an allowance for doubtful accounts as a best estimate of the amount of probable credit losses in its accounts receivable. Each month, the Company reviews this allowance and considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Receivables are charged off against the allowance for doubtful accounts when it becomes probable that a receivable will not be recovered. At September 30, 2015 and 2014, the allowance for doubtful accounts amounted to $0 and $0, respectively.

Inventory – Inventory comprises finished goods held for sale and is stated at the lower of cost or market value. Cost is determined by the average cost method. The Company estimates the realizable value of inventory based on assumptions about forecasted demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding demand and market conditions are inaccurate or unexpected changes in technology affect demand, the Company could be exposed to losses in excess of amounts recorded. On this basis management recorded a reserve of $2,284 at September 30, 2015 (June 30, 2015 - $0).

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Impairment of Long-lived Assets – The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized during the years ended September 30, 2015 and 2014.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. During the years ended September 30, 2015 and 2014, common stock equivalents were anti-dilutive due to net losses of the Company and were not considered in the computation.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Note 6). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, loan payable, due to related parties and promissory note. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. Promissory notes and derivative liabilities are measured at fair value based on “Level 3” inputs on the Company’s consolidated balance sheets as of September 30, 2015 and June 30, 2015.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a cumulative retained deficit of $32,355,514 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	INVESTMENT IN JOINT VENTURE

On November 23, 2014, the Company entered into a Joint Venture Agreement with Z-Square Technology, LLC (“Z-Square”) for the purpose of the development of technology of a single project. The Company is to provide funding of the project and Z-Square will provide the actual creation, development, and management of all technology. The contributions from each of the Joint Ventures (i) Company - $150,000 (ii) Z-Square - $0. Upon completion of the project, the Joint Venture will distribute the original capital invested of $150,000 plus $15,000 for a total of $165,000. On February 6, 2015 the Company received $50,000. As of September 30, 2015, the outstanding net balance of investment in Joint Venture is $0 (net of valuation allowance of $190,000).

In May 2015, we filed a lawsuit against Z Square Technology, Inc. and Syed Gilani. We are in the process of obtaining a default against defendant Z Square Technology, Inc.

5.	INTANGIBLE ASSETS

(i)	Oxford City Football Club trade name

Oxford City Football Club trade name was acquired on July 1, 2013 for $475,651. The trade name is amortized on a straight-line basis over 12 months. The trade name of $0 (intangible assets of $475,651 less accumulated amortization of $475,651) and $0 are recorded on the consolidated balance sheet at September 30, 2015 and June 30, 2015, respectively.

(ii)	Oxford City Basketball League membership

Oxford City Basketball League membership was acquired on October 1, 2013 for $33,750. The Company acquired the Oxford City Basketball League membership from Oxford City Basketball Club, Inc., a commonly controlled entity that is owned by Thomas Guerriero, the Company’s Chief Executive Officer and sole director, in exchange for 80,000 shares of Series B Convertible Preferred Stock. As the Company and Oxford City Basketball Club, Inc., prior to the exchange, was under the control of Thomas Guerriero, the membership was valued at its carrying value of $33,750. The membership of $0 (intangible assets of $33,750 less accumulated amortization of $33,750) and $8,437 are recorded on the consolidated balance sheet at September 30, 2015 and June 30, 2015, respectively.

(iii)	MASL Major Arena Soccer League

On April 22, 2014, the Company paid a $10,000 deposit to reserve the home territories of Sioux Falls, South Dakota and Boca Raton/Detray Beach, Florida in the Tarpon Arena Soccer League. An additional $20,000 per team is due in the season which begins play. The deposits expire on April 2, 2016. On August 13, 2015, the Company advanced an additional cash deposit to MASL Soccer LLC of $4,000.

On July 15, 2014, the Company paid $25,000 to acquire the franchise rights for the Oxford City FC of Texas. At September 30, 2015, the franchise rights was fully impaired due to the Company’s inability to formally secure an official home stadium. In the consolidated statements of operations the Company recorded an impairment of intangible asset of $25,000.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At September 30, 2015 and June 30, 2015, the carrying value of the online course development asset is $128,000.

6.	PROMISSORY NOTE

On June 25, 2015, the Company issued a discounted promissory note with a price of $20,000 in cash and a principal amount of $2,000,000 with a fully accreted value of $2,600,000 bearing a 15% annual interest rate and maturing June 25, 2017, to Nick Havas, a shareholder of the Company. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date.

From July 2, 2015 to September 1, 2015, the Company issued discounted promissory notes with an aggregate price of $303,800 in cash (at September 30, 2015 total cash received by the Company was $298,800 and $5,000 is due from the investor) with an aggregate principal amount of $2,620,000 with a fully accreted value of $3,406,000 bearing a 15% annual interest rate and maturing on the second anniversary date. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date.

From July 17, 2015 to August 28, 2015, the Company issued discounted promissory notes for consulting services received with an aggregate principal amount of $1,580,000 with a fully accreted value of $2,054,000 bearing a 15% annual interest rate and maturing on the second anniversary date. The Company, at its option only, may upon five days prior written notice (i) prepay the promissory note and accrued interest in cash in whole or in part (ii) prepay the promissory note in shares of common stock of the Company at 130% of the outstanding principal amount, which includes accrued interest. The number of shares issued is based on the weighted average price for 10 days immediately preceding (but not including) the repayment date.

These discounted promissory notes have been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

On September 23, 2015, the Company elected to prepay various promissory notes with principal totaling $6,200,000 with a fully accreted value of $8,060,000 in 801,990 shares of common stock. The promissory notes provide that the Company may prepay the notes in common stock provided that any such prepayment will amount to 130% of the principal amount, which amount includes all accrued interest. The conversion price of our prepayment is based on the Weighted Average Price for the ten (10) trading days immediately preceding (but not including) the applicable repayment date. As a result of the election to prepay promissory notes, the Company recorded a loss on extinguishment of debt of $5,343,944.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Continuity of promissory notes:

Opening balance at July 1, 2015	$248,128
Cash advanced	303,800
Consulting services received	1,580,000
Accretion of debt discount	550,495
Accrued interest	33,633
Loss on extinguishment of debt	5,343,944
Prepayment of promissory note in shares of common stock	(8,060,000)
Closing balance at September 30, 2015	$-

7.	STOCKHOLDERS’ EQUITY

On August 18, 2015, the Company approved and effected a 1-for-2000 reverse stock split of issued and outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Consequently, all share information has been revised to reflect the reverse stock split from the Company’s inception.

Preferred Stock – The Company is authorized to issue 40,000,000 shares of $.0001 par value preferred stock. The Company has designated 10,000,000 shares of preferred stock as Series A Convertible Preferred Stock. As of September 30, 2015 and 2014, 2 and 2 Series A Convertible Preferred Stock are issued and outstanding, respectively.

The Company has designated 5,000,000 shares of preferred stock as Series B Convertible Preferred Stock. As of September 30, 2015 and June 30, 2015, 42 and 42 Series B Convertible Preferred Stock are issued and outstanding, respectively.

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

Series B Convertible Preferred Stock shall have anti-dilution protection such that any issuance of Common Stock or other financial instruments shall result in an equal number of shares to be issued to the Series B Convertible Preferred Stock shareholders on a pro-rated basis to the number of shares then outstanding. If anti-dilution protection ends for whatever reason, then Holders of Series B Convertible Preferred Stock are entitled to dividends at the rate of 6% per annum. On September 30, 2015 and June 30, 2015, the Series B Convertible Preferred Stock holders are due 65,709 and 50,199 shares of common stock of the Company, respectively, for anti-dilution protection.

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

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On January 21, 2014, the Company issued 2 shares of Series B Convertible Preferred Stock for consulting services valued at $4,000.

Common Stock – The Company is authorized to issue 500,000,000 shares of $.0001 par value common stock. As of September 30, 2015 and June 30, 2015 1,670,382 and 51,072 shares were issued and outstanding, respectively.

From July 1, 2015 to September 30, 2015, the Company received $10,000 in cash in exchange for 10,000 shares of common stock ($1.00 per share).

On September 23, 2015, the Company elected to prepay various promissory notes with principal totaling $6,200,000 in 801,990 shares of common stock. The promissory notes provide that the Company may prepay the notes in common stock provided that any such prepayment will amount to 130% of the principal amount, which amount includes all accrued interest. The conversion price of our prepayment is based on the Weighted Average Price for the ten (10) trading days immediately preceding (but not including) the applicable repayment date.

On September 30, 2015, the Company issued 801,990 shares of common stock to Thomas Guerriero our Chief Executive Officer and sole director for anti-dilution protection due to Series B Convertible Stock holders.

Stock Payable

From July 1, 2015 to September 30, 2015, the Company received $10,000 in cash in exchange for a common stock payable of 37,450 shares of common stock ($0.27 per share).

On September 25, 2015, the Company recorded $2,000,000 in stock-based fees for services provided by Colin Taylor, the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company, in exchange for a common stock payable of 2,000,000 shares of common stock valued at $2,000,000 ($1.00 per share).

Stock Receivable

From July 1, 2015 to September 30, 2015, the Company issued 5,000 shares of common stock for a common stock receivable of $5,000. In addition, the Company is due $5,000 for a promissory note which the Company elected to prepay in shares of common stock on September 23, 2015.

Treasury Stock

As of September 30, 2015 and June 30, 2015, the Company has a treasury stock balance of $1,338.

8.	Related Party transactions

At September 30, 2015 and June 30, 2015, $249,717 and $256,340 respectively, is due Colin Taylor, the managing director of the Oxford City Football Club (Trading) Limited, a subsidiary of the Company. The advances are non-interest bearing, unsecured and due on demand.

On September 25, 2015, the Company recorded $2,000,000 in stock-based fees for services provided by Colin Taylor in exchange for a common stock payable of 2,000,000 shares of common stock valued at $2,000,000 ($1.00 per share).

On September 30, 2015, the Company issued 801,990 shares of common stock to Thomas Guerriero our Chief Executive Officer and sole director for anti-dilution protection due to Series B Convertible Stock holders.

Employment – On December 1, 2012, the Company executed a consulting agreement (the “Agreement”) with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. The total expense related to this agreement was $1,100,000 and $1,511,500 for the three months ended September 30, 2015 and 2014, respectively.

OXFORD CITY FOOTBALL CLUB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 23, 2015, the Agreement was amended to cancel and remove from the accounting records of the Company all accruing compensation, including officer compensation payable of $8,132,337 recorded in the consolidated balance sheet at June 30, 2015, and to provide for an annual compensation of $500,000 per annum payable in monthly installments. The total expenses of $9,589 was recorded for the three months ended September 30, 2015 related to the amended agreement. At September 23, 2015, additional paid-in capital was increased by $9,132,337 for cancellation of officer compensation payable.

As of September 30, 2015 and June 30, 2015, $3,815 and $8,132,337 of total officer compensation was unpaid and recorded as payable, respectively.

On December 1, 2013 and 2014, the Company executed consulting agreements (the “Agreement”) with Dorset Solutions Inc., and its representative Philip Clark. Pursuant to the terms and conditions of the Agreement, among other things Philip Clark will act as a Chief Financial Officer through November 30, 2015 and will receive $3,000 per month for services rendered. The total expense related to this Agreement was $9,000 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and June 30, 2015, $3,000 of total compensation was unpaid and recorded as payable.

9.	GEOGRAPHIC SEGMENTS

Reconciliation of revenues for the three months ended September 30, 2015 and long-lived assets at September 30, 2015 by country.

	Revenues	Long-lived assets
United States	$5,685	$162,201
United Kingdom	130,658	39,737
Consolidated total	$136,343	$201,938

Revenues are attributed to countries based on the location of the customers.

10.	SUBSEQUENT EVENTS

On January 30, 2015, NPNC Management LLC filed a complaint against us in the District Court for the State of Nevada. The complaint alleges debt owing in the amount of $29,250 for legal services rendered. We did not answer the complaint and NPNC obtained a default judgment of $39,209 on November 17, 2015 for $29,250 plus interest, costs and attorneys’ fees.

Series B Convertible Preferred Stock

On November 5, 2015, the Company received notice that the holder of 2 shares of Series B Convertible Preferred Stock wishes to terminate ownership of these shares and return these shares to the Company.

Common Stock

From October 1, 2015 to November 13, 2015, the Company received $98,000 in cash in exchange for 2,214,184 shares of common stock ($0.04 per share).

From October 1, 2015 to November 13, 2015, the Company issued 106,250 shares of common stock to satisfy obligations under share subscription agreements for $25,000 and share subscription receivable for $7,500.

From October 1, 2015 to November 13, 2015, the Company issued 310,000 shares of common stock as a stock-based compensation valued at $3,115,500.

Stock Payable

From October 1, 2015 to November 13, 2015, the Company received $25,500 in cash in exchange for a common stock payable of 99,500 shares of common stock ($0.27 per shares).

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

The Second Portfolio (OXFC Academic Portfolio)

Our Academic Portfolio consists of the CIT University and the Oxford City Sports College in Oxford England. We own CIT University in the US, which has designed and completed its first Certificate Program, Associates Degree Program, Bachelors Degree Program, and Masters Degree Program in Sports Management, which it plans to partner with an accredited university to deliver the degree program globally online.

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

We do not have any students or tuition from our degree programs of CIT University. Our plan with regards to the program is twofold. First, we hope to partner with an accredited university that will use our program at its institution. Second, we hope to build a campus of our own and complete the accreditation process for our own students. We have applied to the State for a license for our first academic program, a certificate in sports management. We expect to receive a response to our application in December 2015. We plan to add additional programs if the license is approved. If the license is denied we will re-evaluate and may have to end our plans for our degree program.

The Company also owns Oxford City Sports College, which expects the strong ties in Oxford to strategically put the College in a tremendous position for the future. The Oxford City Sports Collage is based at the stadium at Marsh Lane, Oxford, England. We have partnerships with City of Oxford College and Ignite Sports which proved education in a real football environment with approximately 70 students. The College supports three full time under age 19 football teams and in 2015-16 season a further five younger age groups (under age 10 to age 15) on week-ends comprising our elite players. For the next season we are re-assessing our educational partners with the hope of increasing the scope, flexibility and revenue generated from the programme.

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

The below table shows all of our subsidiaries, the interest we hold in those subsidiaries and the operations that each subsidiary is engaged in.

Name of Subsidiary	Interest Held	Operations
Oxford City Football Club, LLC	100%	Holds 49% interest in Oxford City Football Club (Trading) Limited
Oxford City Football Club (Trading) Limited	49% held indirectly through Oxford City Football Club, LLC, Voting Agreement gives the Company greater than 50% of the votes on the Board of Directors	Oxford City Football Club
Oxford City Basketball Club, Inc.	100%	Holds the franchise rights for Oxford City FC Basketball in the English Basketball League (EBL)
CIT University, A Christian Institution, Inc.	100%	Holds content for degree program for the Masters Degree in Sports Management
Oxford City Broadcasting Network, Inc.	100%	Online broadcasting company
Soles De Sonora in Mexico	10%	Soles De Sonora has professional teams in both the Major Arena Soccer League (MASL) and Fútbol Rápido Professional (LMFR-Pro).

Results of operations for the three months ended September 30, 2015 and 2014

Our operating results for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Revenue	$136,343	$122,777
Cost of sales	(20,731)	(14,757)
Gross profit	115,612	108,020
Operating expenses	(5,050,994)	(1,978,910)
Interest expense	(33,633)	-
Loss on issuance of promissory note	(5,343,944)	-
Amortization on debt discount	(550,495)	-
Net loss	(10,863,454)	(1,870,890)
Net income (loss) attributed to non-controlling interest	63,520	7,597
Net loss attributable to Oxford City Football Club, Inc.	$(10,799,934)	$(1,863,293)

Revenues

Our revenues are primarily derived from Oxford City Football Club, Oxford City Nomads, Oxford City Futsal and Oxford City FC Basketball, which are operated by Oxford City Football Club (Trading) Limited in United Kingdom.

Our revenue increased by $13,566 for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014.

Ticket, concessions and merchandise sales for the three months ended September 30, 2015 and 2014 were $5,191 and $13,549, respectively. Ticket prices for regular season home games for 1st team matches during the 2015-2016 season are £12.00 - adults, £6.00 –concessions, students - £3.00 and under age 16 free. Season tickets are £205.00 - adults, £100.00 –concessions and students - £50.00.

We have the exclusive right to operate all Oxford City Stadium concessions, including private room and catering, and to receive all concession revenues.

Advertising and corporate sponsorship revenue in the UK for the three months ended September 30, 2015 and 2014 were $15,007 and $18,277, respectively, $5,685 and $0 earned by Oxford City FC for the three months ended September 30, 2015 and 2014, respectively.

Many Oxford City FC games are broadcast on local radio on BBC Radio. In 2015, there will be a total of 42 games in England. There will be 21 regular season games at home and 21 away games. In addition, there will be FA Cup Qualifying matches and potentially FA CUP and playoff games.

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

Rental income of venue for the three months ended September 30, 2015 and 2014 were $109,113 and $89,950, respectively. We expect that the revenue generated from Oxford City Stadium and the Oxford City 3G Training Facility will increase significantly in 2016. During the calendar year of 2016 we expect to initiate new ground improvements to the Oxford City Stadium. A new 3G turf field is expected to increase rental income by at least 50% according to our projections. The ground improvements is dependent on us receiving final approval from the Oxfordshire County Council. In addition, we are planning to establish one of the largest indoor sports facilities in all of Oxfordshire. This new facility will be the home to both Oxford City Futsal and Oxford City Basketball. The facility will also provide several additional fields, offices, and a restaurant that are expected to increase rental income. The improvements to the Oxford City Stadium and the ground improvements are also dependent on the Company obtaining new equity and/ or debt financing. If we do raise sufficient capital we will not be able to carry out our plans.

Prize money revenue for the three months ended September 30, 2015 and 2014 was $1,348 and $0, respectively.

Cost of Sales

Our cost of sales increased by $5,974 for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014. The increase is due to the purchase of food, drinks and goods for our concessions as a result of the consolidation of Oxford City Football Club.

Operating Expenses

Our expenses for the three ended September 30, 2015 and 2014 are outlined in the table below:

	Three months Ended
	September 30, 2015	September 30, 2014
General and administrative	$227,539	$341,063
Amortization	-	8,437
Depreciation	3,791	3,127
Advertising	6,492	-
Event expenses	10,923	-
Salaries and wages	69,263	38,155
Officer compensation	1,109,589	1,511,500
Professional fees	43,397	76,628
Stock-based compensation	3,580,000	-
Total	$5,050,994	$1,978,910

Our operating expenses increased by $3,072,084 for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. Our increase in operating expenses is largely attributable to a stock payable for consulting services valued at $3,580,000. We also had an increase in event expenses, advertising, depreciation and general and administrative, offset by a decrease in officer compensation, professional fees and amortization.

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

Event expenses relate to rental of facilities and other cost of sporting events for football, futsal and basketball.

Salaries and wages relate to player costs and administrative personnel and has primarily increased as a result of the first year of operations and contracts with higher caliber players in the United Kingdom.

Officer compensation relates to a consulting agreement we have with Mr. Thomas Guerriero. The total expense related to this agreement was $1,109,589 and $1,511,500 for the three months ended September 30, 2015 and 2014, respectively. On September 23, 2015, the Agreement was amended to cancel and remove from the accounting records of the Company all accruing compensation, including officer compensation payable of $8,132,337 recorded in the consolidated balance sheet at June 30, 2015, and to provide for an annual compensation of $500,000 per annum payable in monthly installments. The total expenses of $9,589 was recorded for the three months ended September 30, 2015 related to the amended agreement. At September 23, 2015, additional paid-in capital was increased by $9,132,337 for cancellation of officer compensation payable.

As of September 30, 2015 and June 30, 2015, $3,815 and $8,132,337 of total officer compensation was unpaid and recorded as payable, respectively.

Professional fees comprise audit and legal costs for SEC compliance, fees related to evaluating acquisitions and for litigation.

We anticipate that we will incur approximately $150,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Other Expenses

We recorded other expenses of $5,928,072 for the three months ended September 30, 2015, as compared with $0 for the same period ended 2014. Other expenses for the three months ended September 30, 2015 largely consisted of a loss on the extinguishment of debt. On September 23, 2015, we elected to prepay various promissory notes with principal totaling $6,200,000 into 801,990 shares of our common stock. The promissory notes provide that we may prepay the notes in common stock provided that any such prepayment will amount to 130% of the principal amount, which amount includes all accrued interest. The conversion price of our prepayment is based on the Weighted Average Price for the ten (10) trading days immediately preceding (but not including) the applicable repayment date. As a result of the election to prepay promissory notes, we recorded a loss on extinguishment of debt of $5,343,944.

We also recorded $550,495 in the amortization of debt discount and $33,633 in interest expenses for the three months ended September 30, 2015.

Net Loss

Largely as a result of the stock payable under our operating costs and the loss on extinguishment of debt, our net loss for the three months ended September 30, 2015 was $10,863,454 compared to net loss of $1,870,890 for the three months ended September 30, 2014.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	June 30, 2015
Current Assets	$58,907	$219,368
Current Liabilities	$(403,627)	$(8,608,862)
Working Capital (Deficit)	$(344,720)	$(8,389,494)

Cash Flows

	Three months Ended September 30, 2015	Three months Ended September 30, 2015
Cash used in Operating Activities	$(421,840)	$(635,872)
Cash provided by (used in) Investing Activities	$(4,000)	$(130,249)
Cash provided by Financing Activities	$259,049	$117,345
Foreign exchange gain (loss)	$(4,340)	$(7,233)
Increase (Decrease) in Cash	$(171,131)	$(656,009)

Cash Used In Operating Activities

Our net loss for the three months ended September 30, 2015 was the main contributing factor for our negative operating cash flow, offset mainly by the loss on extinguishment of debt of $5,343,944, amortization on debt discount of $550,495, stock-based fees of $3,580,000 and increase in officer compensation payable of $1,003,815. The officer compensation payable is due in accordance a consulting agreement with GCE Wealth, Inc. (“GCE”), a company controlled by our CEO, Mr. Thomas Guerriero. Pursuant to the terms and conditions of the Agreement, among other things GCE will act as our consultant through December 2015 and GCE will receive $950 per hour for services rendered. On September 23, 2015, the Agreement was amended to cancel and remove from the accounting records of the Company all accruing compensation, including officer compensation payable of $8,132,337 recorded in the consolidated balance sheet at June 30, 2015, and to provide for an annual compensation of $500,000 per annum payable in monthly installments.

Cash from Investing Activities

We used $4,000 in cash for the three months ended September 30, 2015 for a deposit paid to the Major Arena Soccer League.

Cash from Financing Activities

We generated $15,000 in cash from the issuance of common stock and $303,800 in cash from issuance of promissory notes during the three months ended September 30, 2015.

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

Going Concern

At September 30, 2015, we had deficit accumulated of $32,355,514 and as noted throughout this report and our financial statements and notes thereto, our independent auditors have expressed their substantial doubt as to our ability to continue as a going concern as of September 30, 2015. We anticipate incurring significant losses in the future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Impairment of Long-lived Assets – The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized for the three months ended September 30, 2015.

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

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Note 6). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2016, subject to obtaining additional financing: (i) appoint a financial expert to serve on the Board of Directors (ii) appoint additional qualified personnel to address inadequate segregation of duties, ineffective risk management and deficient design of our management information systems and information technology; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In May 2015, we filed a lawsuit against Z Square Technology, Inc. and Syed Gilani. We are in the process of obtaining a default against defendant Z Square Technology, Inc.

On January 30, 2015, NPNC Management LLC filed a complaint against us in the District Court for the State of Nevada. The complaint alleges debt owing in the amount of $29,250 for legal services rendered. We did not answer the complaint and NPNC obtained a default judgment of $39,209 on November 17, 2015 for $29,250 plus interest, costs and attorneys’ fees.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We incurred the following stock transactions during this quarter and thereafter:

From July 1, 2015 to September 30, 2015, we received $10,000 in cash in exchange for 10,000 shares of common stock ($1.00 per share).

On September 23, 2015, we elected to prepay various promissory notes with principal totaling $6,200,000 in 801,990 shares of common stock. The promissory notes provide that we may prepay the notes in common stock provided that any such prepayment will amount to 130% of the principal amount, which amount includes all accrued interest. The conversion price of our prepayment is based on the Weighted Average Price for the ten (10) trading days immediately preceding (but not including) the applicable repayment date.

On September 30, 2015, we issued 801,990 shares of common stock to Thomas Guerriero our Chief Executive Officer and sole director for anti-dilution protection due to Series B Convertible Stock holders.

From July 1, 2015 to September 30, 2015, we issued 5,000 shares of common stock for a common stock receivable of $5,000.

From July 1, 2015 to September 30, 2015, we received $10,000 in cash in exchange for a common stock payable of 37,450 shares of common stock ($0.27 per share).

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD CITY FOOTBALL CLUB, INC.

Date:	November 23, 2015

By:	/s/ Thomas Guerriero
Name:	Thomas Guerriero
Title:	Chief Executive Officer and Director

Date:	November 23, 2015

By:	/s/ Philip Clark
Name:	Philip Clark
Title:	Chief Financial Officer

